Form 10-K
period 1995-03-31
DATAFLEX CORP
filed 1995-06-30
CIK 355735

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  __________

                                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the Fiscal year ended March 31, 1995

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to
__________
                                   __________

                         Commission File No. 0-15551

                             DATAFLEX CORPORATION
            (Exact name of Registrant as specified in its charter)

        New Jersey                                      22-2163376
(State or other jurisdiction of       I.R.S. Employer incorporation
or organization)                      Identification No.)

                    3920 Park Avenue
                   Edison, New Jersey 08820
          (Address of principal executive offices)
   (Zip Code)

Registrant's telephone number, including area code:  (908) 321-1100
__________

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for June 2, 1995, and reported by the National Quotations Bureau, Inc. was $30,762,876.

As of June 2, 1995 there were 4,835,102 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A.

                             TABLE OF CONTENTS

ITEM                                                                   PAGE

Part I

     1.   Business                                                        1

     2.   Properties                                                      5

     3.   Legal Proceedings                                               7

     4.   Submission of Matters to a Vote of Security Holders             7

Part II

     5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters                                   7

     6.   Selected Financial Data                                         8

     7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

     8.   Consolidated Financial Statements and Supplementary Data       12

     9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                         12

Part III

     10.  Directors and Executive Officers of the Registrant             12

     11.  Executive Compensation                                         12

     12.  Security Ownership of Certain Beneficial Owners and Management 12

     13.  Certain Relationships and Related Transactions                 12

Part IV

     14.  Exhibits, Consolidated Financial Statement Schedules and Reports on

          Form 8-K                                                       13

Item 1 - Business

General

     Dataflex Corporation, ("Dataflex" or the "Company"), established in 1976, is a nationally recognized direct marketer of desktop computer equipment and related products supplied primarilyby major manufacturers, including IBM, Compaq, Hewlett-Packard and Apple. The Company provides its clients with single-source value-added desktop computing solutions and services, including product sales, system integration, network installation, help desk support, training, consultation services and equipment repair maintenance. The Company is also a certified Lotus, Microsoft, and Novell Education Center, capable of providing on or off-site manufacturer authorized education.

      During fiscal 1995, the Company expanded with the acquisition of five strategically located companies to provide a complete solution of hardware, services and support on a national basis. These acquisitions were as follows:


    Month of Acquisition               Company and Location

          April 1994          Granite Computer Products, Inc. (Alameda, CA)
          June 1994           Advantage Systems, Inc. (Bensenville, IL)
          August 1994         Sunland Computer Services, Inc. (Tempe, AZ)
          November 1994       Hagen Computer Systems, Inc. (Tucson, AZ)
          January 1995        National Data Products, Inc. (Clearwater, FL)

     As a result of these acquisitions, the Company established the size and geographic presence to compete and expand on a national scale. It also enables the Company to further support its customers which have national operations. Each acquisition enhanced and expanded the Company's product and service distribution capabilities.

     The services business is the fastest growing segment of the Company's operations and includes dedicated on-site remedial and nonremedial maintenance support to its customers through the Company's Mainsite program, field service repairs and maintenance, system configuration, asset management, authorized training centers, LAN/WAN consulting and system integration, help desk support through its toll-free support line for all computer and computer related problems and Flexstaff which places dedicated high-end technical support on a contract basis to customers for short and long-term requirements. In addition, the Company has developed a national network of service partners to enhance its ability to deliver nationwide, on-site services to our customers.

     The Company's customers are primarily large business organizations with diverse desktop computing requirements located throughout the United States. Dataflex focuses its efforts on customer service. In connection therewith, the Company conducts ongoing training for its associates, continuously monitors response and repair time regarding customer requests and concerns, measures delivery time for services and conducts customer surveys to determine the levelof customer satisfaction.


     Dataflex Corporation, headquartered in Edison, New Jersey, has offices in Alameda, Anaheim and San Diego, California; Bensenville, Illinois; Wethersfield, Connecticut; Philadelphia, Pennsylvania; Tempe, Phoenix and Tucson, Arizona; Tallahassee, Orlando, Lake Wales, Miami and Clearwater, Florida; Nashville, Tennessee and New York City.

Industry

     Since 1988, the computer industry's rate of revenue growth has decreased as a result of the introduction of many lines of low priced clones and significant price reductions by major manufacturers. This trend results in the need to sell significantly more units to achieve the same revenue. The Company believes the computer industry does not function along the traditional supply and demand principle, as product shortages result in lower pricing to customers. Due to increasing supply shortages and decreasing profit margins, the industry has been consolidating since the early 1990's, as larger resellers acquire smaller strategically located resellers to increase their market share.

     The industry experienced record revenues in 1994, however, prices and profit margins continue to decrease by approximately 25%. Industry studies have shown that 80% of the five-year cost of businesses owning personal computers is in the maintenance, training and support, not the hardware and software acquisition costs. Consequently, the industry believes future growth will come from a continuing demand for higher technology, such as wireless LAN's and multimedia, as well as for integration services and training.

Marketing and Sales

     Dataflex's marketing focus is primarily on mid-to-large corporations, with an emphasis on Fortune 1000 companies, generally with 500 plus employees. The Company believes that these customers are increasingly dependent on their suppliers to provide, in addition to competitive pricing, a consultative approach to their desktop computer equipment needs. This approach addresses purchasing, compatibility, maintenance, support, networking, training and obsolescence. Dataflex utilizes this approach, seeking to help customers analyze costs, improve user satisfaction and maintain administrative control over their desktop computer equipment. The Company markets solutions to both existing and potential customers with the objective of becoming the customers "preferred provider" of comprehensive information technology services and product acquisition. The Company believes that the range of services and solutions offered, combined with its network of regional operating companies, provides it with significant competitive advantages in the information technology marketplace.

     Dataflex is positioned to benefit from client needs, particularly in the areas of internetworking, client/server applications, and network management through targeted telemarketing, strategic alliances with major personal computer and network vendors, client referrals, and promotional programs that offer hardware and service tie-ins. The need to outsource for technical expertise in these areas is expected to provide continued growth for Dataflex and offer cost savings, improved flexibility and high-end user satisfaction for our customers.

     The Company believes that its ability to provide accurate and timely information to customers is integral to the success of its marketing efforts. Accordingly, the Company is continuing to develop internal information systems which it believes will be the most comprehensive in its industry. These internal information systems will provide members of the Company's marketing and sales staff, as well as customers, with current information regarding the products offered for sale, including information on availability, pricing, order status and purchasing requests.

     To market its products, Dataflex utilizes telemarketing, strategic alliances with major vendors, customer referrals and various promotional activities. Dataflex also makes joint sales presentations with certain of its major vendors to existing and prospective customers. Additionally, IBM's customer fulfillment option program allows customers who purchase directly from IBM under Volume Procurement Agreements to apply purchases from Dataflex to their obligations under those agreements. As a result, these customers have the flexibility to purchase from Dataflex and take advantage of Dataflex's added services and its ability to integrate multiple manufacturers' products.

     The Company maintains a product support group which provides technical training and support, new product information, and marketing advice to sales representatives with respect to technical matters concerning the products offered by the Company or otherwise available from manufacturers. The product support group also evaluates new products.

Products and Principal Suppliers

     The Company offers over 25,000 PC/Networking hardware and software SKU's from over 500 vendors, including IBM, Compaq, Hewlett Packard, Apple, Microsoft, Novell and Lotus. Products include desktop and laptop PC's, servers, monitors, peripherals, operating system and application software and individual components. Due to the Company's purchasing power with these major vendors, the Company enjoys the greatest available discounts. In addition, the Company purchases direct from IBM to obtain its "C" level pricing, as well as from Compaq for its US level "1" pricing; both represent the highest discount level offered for their respective products. The Company continually evaluates new products from existing vendors, and seeks out new products and/or new vendors as technology develops and needs arise.

     The Company's southeast region is an exclusive Apple sales agent to Kindergarten through 12th grade education accounts in Florida, Tennessee, Alabama, Louisiana, Arkansas and Mississippi. Under this program, Apple is responsible for product distribution, inventories and carrying the customers' receivables. Apple is the primary product used by educational institutions in the United States and has authorized only 17 dealers nationwide.

     Sales of IBM products constituted approximately 23%, 58% and 59% of the Company's revenue during the years ended March 31, 1995, 1994 and 1993, respectively. Sales of Compaq products constituted approximately 13%, 15% and 12% of the Company's revenue during the years ended March 31, 1995, 1994 and 1993, respectively. No other manufacturer's products accounted for more than 10% of the Company's revenues. No one customer accounted for more than 10% of the Company's revenues during the years ended March 31, 1995 and 1994. During fiscal year 1993, one customer accounted for 11% and one customer accounted for 12% of revenues.

     The Company receives discretionary subsidies from certain manufacturers to promote sales and support activities relating to their products. Some of these subsidies have been used to expand the array of the Company's sales and support services and to reimburse the Company for, and to accelerate, its expansion into additional areas relating to those manufacturers' products and services.

     Pursuant to the terms of authorized dealership agreements with most of the Company's major suppliers, the Company furnishes firm purchase orders 30 to 90 days in advance of shipment. Under the terms of these agreements, an order that is cancelled on the shipment date is typically subject to penalties, which usually amount to 2% or less of the cancelled order's value. The Company is also liable for a 3% restocking fee to many manufacturers for the return of previously received merchandise. During fiscal 1995, the Company did not experience any significant cancellation penalties.

     The Company's authorized dealership agreements may be terminated by the manufacturer or the Company without cause upon notice with periods ranging from 30 to 90 days, and immediately, under certain circumstances. In addition, while each agreement is generally subject to renewal on an annual basis, there can be no assurance that such agreements will be renewed. The termination or non-renewal of the IBM or Compaq dealership agreement would have a material adverse effect on the Company's business. The Company believes that its relationships with its major suppliers are excellent.

Services

     The Company provides a vast array of services to support  product sales.
Services are offered on a per PC or complete project basis.   Total services
revenue for fiscal 1995, 1994 and 1993 were $27,306,000, $14,157,000 and
$12,097,000, respectively.

     Product Maintenance: The Company offers contracts to its customers for both on-site ("Mainsite ") and off-site product maintenance. These maintenance contracts generally provide for the Company to maintain desktop computer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually. In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others.

     Flexstaff: Dataflex offers to its customers its resources for on-site technical consulting assignments. These contracts are generally for less than one year and provide customers with resources to meet their internal technical needs such as project management, application development, hardware maintenance, help desk, network design and implementation and systems integration.

     Help desk: The Company provides unlimited help desk support to registered end users via a dedicated 800 number. Support is provided for industry standard applications, utilities and operating system software.

     Training:   Dataflex offers authorized training for Microsoft, Lotus
Notes and Novell at both customer sites and its regional training locations. All trainers must be certified instructors prior to teaching any course. To be certified, instructors must receive a minimum of 100 hours of training and satisfactory completion of multiple exams. Instructors also develop applications with the products they are authorized to teach .

Personnel

     On March 31, 1995, the Company employed 1,032 full-time personnel of which 263 are responsible for marketing and sales, 532 for services, 100 for operations, 79 for finance, 22 for MIS and 36 for administrative functions. None of the Company's personnel is represented by a union, and the Company believes its relationships with its personnel to be excellent.

Competition

     The market for desktop computer equipment and related products is highly competitive. The large business organizations that are the focus of the Company's marketing and sales efforts are highly visible to both the Company and its competitors.

     The Company competes with other resellers, many of which may sell their products at lower prices than the Company, but may not offer the same full range of services after product delivery that the Company offers.

Backlog

     The Company generally fulfills customers' orders within five business days after the receipt of product. At times, backlog of unfilled customers' orders has increased due to delivery constraints by major vendors.


Item 2 - Properties


     The Company's corporate headquarters and eastern regional office are located in Edison, New Jersey. The Company leases approximately 50,000 square feet of which 30,000 square feet is office space. The lease term expires March 31, 2000 and provides for rent increases on April 1, 1996 and April 1, 1999 based on increases in the Consumer Price Index. In addition, the Company has additional leases for each regional office as follows:

Regional Office     Square Footage    Principal Use       Expiration Date

Dataflex East:
Edison, NJ                 44,000       Warehouse         December 31, 1996
New York City, NY           5,463       Sales/Training    March 30, 2003
New York City, NY           1,571       Service           May 31, 1997
Wethersfield, CT            6,000       Sales             March 30, 1997

Dataflex West:

Alameda, CA               28,011        Sales/Service       February 28, 1999
Dataflex Midwest:
Bensenville, IL           38,965        Sales/Service       April 30, 2001

Dataflex Southwest:

Tempe, AZ                19,331        Sales/Service       February 28, 1998
Phoenix, AZ               8,051        Sales/Service       December 28, 1995
Tucson, AZ                3,800        Sales/Service       June 30, 1998
San Diego, CA             3,840        Sales/Service       September 14, 1997
Anaheim, CA               3,912        Sales/Service       February 28, 1997


Dataflex Southeast:

Tallahassee, FL          3,040        Sales/Service       September 30, 1999
Lake Wales, FL           2,523        Sales/Service       January 1, 1997
Hollywood, FL            4,500        Sales/Service       May 31, 1998
Orlando, FL              4,929        Sales/Service       November 1, 1996
Nashville, TN            4,963        Sales/Service       May 11, 1998

     Generally, the Company is also responsible for all real estate taxes, insurance, utilities and maintenance expenses payable with respect to these premises.

     The Company owns land and property in Clearwater, Florida. The buildings owned are comprised of 44,400 square feet and are used for office and warehouse space. Mortgages on the property are due on January 10, 2000, bearing interest at the rate of prime plus 1% per annum.

Item 3 - Legal Proceedings

     The Company is party to various claims, suits and complaints arising in the ordinary course of the Company's business. In the opinion of Company management, all such pending matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1995 to a vote of security holders.

                                  Part II

Item 5 - Market For the Registrant's Common Stock and Related Stockholder
Matters

     The Company's Common Stock is traded under the symbol "DFLX" on the NASDAQ National Market System.

     The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Company's common stock on the NASDAQ
National Market System. NASDAQ National Market System quotations are based on actual transactions and not bid prices.

                                             Prices
                                          High      Low
Year Ended March 31, 1995
First Quarter                            9-1/4     6-9/16
Second Quarter                           8         6-3/4
Third Quarter                           10-3/4     7-5/8
Fourth Quarter                          10-1/8     7-1/4

Year Ended March 31, 1994
First Quarter                            5-1/2      4-1/4
Second Quarter                           5-1/4      3-1/2
Third Quarter                            6-3/8      4-1/2
Fourth Quarter                           7-3/4      5-1/2

     On June 2, 1995, the closing price of the Common Stock as reported on the NASDAQ National Market System was $7 1/2 per share. On June 2, 1995, there were 555 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Item 6 - Selected Financial Data

     Selected financial data is set forth below as of and for each of the five fiscal years ended March 31, 1995. The financial data for periods prior to fiscal 1995 have been restated to include the results of operations and financial position of Sunland Computer Services, Inc, which was acquired in August 1994 and accounted for under the pooling of interests method. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere in this report.

                                  For the Years Ended March 31,
                                (In thousands, except per share data)

                             1995       1994      1993    1992    1991
Income Statement Data:
Revenue                     $273,851 $122,348 $ 77,306 $ 99,031  $ 98,139
Cost of Revenue              242,564  108,818   65,555   80,733    80,984
                             -------  -------   ------  -------   --------
Gross Profit                  31,287   13,530   11,751   18,298    17,155
Selling, General and
  Administrative Expenses     24,259   10,675   10,272   11,116      9,141
Amortization of Goodwill         594        0        0        0          0
                             -------  -------   ------  -------   --------
Operating Income               6,434    2,855    1,479    7,182      8,014
Interest Income (Expense)     (2,677)       4      (13)    (123)       (38)
Litigation Settlement and
  Related Costs                    0     (847)       0        0          0
                             -------  -------   ------  -------   --------
Income Before Income Taxes     3,757   2 ,012    1,466    7,059      7,976
Provision for Income Taxes     1,617      884      653    2,931      3,313
                             -------  -------   ------  -------   --------
Net Income                   $ 2,140  $ 1,128   $  813  $ 4,128   $  4,663
                             =======  =======   ======  =======   ========

Earnings per Common Share    $   .45  $   .28   $  .20  $   .95   $   1.14
                             =======  =======   ======  =======   ========
Weighted Average Common
   Shares                      4,733    4,085    4,080    4,335      4,085
                             =======  =======   ======  =======   ========

Balance Sheet Data:  (as of March 31)

Working Capital             $ 46,971  $22,629  $20,973  $ 20,722  $17,161
Total Assets                 146,581   56,337   37,943    42,179   32,565
Long-Term Debt                52,726      228      -0-       213      213
Total Shareholders' Equity    34,140   26,680   25,338    24,970    20,120

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Background

     As part of an overall strategy to expand its geographic presence during fiscal 1995, the Company acquired the following companies:

  April 1994     -   Granite Computer Products, Inc. ("Granite")
  June 1994      -   Advantage Systems, Inc. ("Advantage")
  August 1994    -   Sunland Computer Services, Inc. ("Sunland")
  November 1994  -   Hagen Computer Systems, Inc. ("Hagen")
  January 1995   -   National Data Products, Inc. ("NDP")

     The financial results of these acquisitions are included in the Company's results of operations from their respective dates of acquisition except for Sunland, which was accounted for under the pooling of interests method resulting in a restatement of all periods presented.


Results of Operations


     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:


                                Percentage of Revenue
                                Years ended March 31,
                              -------------------------
                              1995      1994      1993
                              -----     -----     -----
Revenue                       100.0%    100.0%    100.0%
Cost of Revenue                88.6      88.9      84.8
                              -----     -----     -----

Gross Profit                   11.4      11.1      15.2
Selling, General &
 Administrative Expenses        8.8       8.7      13.3
Amortization of Goodwill        0.2       0.0       0.0
                              -----     -----     -----

Operating Income                2.3       2.3       1.9
Interest Income (Expense), net (0.9)      0.0       0.0
Litigation Settlement and
 Related Costs                  0.0      (0.7)      0.0
                              -----     -----     -----

Income Before Income Taxes      1.4       1.6       1.9
Provision for Income Taxes      0.6       0.7       0.8
                              -----     -----     -----

Net Income                      0.8%      0.9%      1.1%
                              =====     =====     =====

Fiscal Year Ended March 31, 1995 Compared to March 31, 1994

     Revenues increased by 123.8%, or $151,502,000, from $122,349,000 for the fiscal year ended March 31, 1994 ("fiscal 1994') to $273,851,000 for the fiscal year ended March 31, 1995 ("fiscal 1995"). The increase primarily relates to revenues contributed by the acquired companies during fiscal 1995 of $148,005,000. Product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, accounted for over 90% of total revenues and increased by $138,353,000, or 127.9%. Service revenues, which include consulting, training, on-site maintenance and project management, accounted for approximately 10% of total revenues and increased by $13,149,000, or 92.9%.

     Gross profit increased by 131.2%, or $17,757,000, from $13,530,000 in fiscal 1994 to $31,287,000 in fiscal 1995. This increase primarily relates to the gross profit contribution provided by the acquired companies during fiscal 1995. As a percentage of revenues, gross profit increased to 11.4% in fiscal 1995 as compared to 11.1% in fiscal 1994. This increase reflects slight improvement in hardware margins, partially offsetting lower margins in the services business due to incremental costs associated with the continued investment in the development of a nationwide services business.

     Selling, general and administrative expenses increased by 127.2%, or $13,584,000, from $10,675,000 in fiscal 1994 to $24,259,000 in fiscal 1995, primarily due to the recent acquisitions and increases in corporate infrastructure to support the growth of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 8.8% in fiscal 1994 to 8.9% in fiscal 1995.

     Amortization of goodwill of $593,659 in fiscal 1995 reflects amortization of the excess of purchase price over net assets acquired for the related acquisitions. There was no amortization of goodwill in fiscal 1994.

     Interest (expense) income, net was ($2,677,000) in fiscal 1995 as compared to $4,800 in fiscal 1994. The net increase in expense as compared to income in the prior fiscal year primarily relates to the use of funds available for investment and increased borrowings in connection with the acquisitions in fiscal 1995.

     Litigation settlement and related costs in fiscal 1994 represents expenses associated with the settlement of a class action lawsuit. See Note 13 to the Consolidated Financial Statements.

Fiscal Year Ended March 31, 1994 Compared to March 31, 1993

     Revenues increased by 58.3%, or $45,043,000, from $77,306,000 for the fiscal year ended March 31, 1993 ("fiscal 1993") to $122,349,000 for fiscal 1994. This increase was a result of increased sales of the Company's product to both existing and new customers. Product revenues, which accounted for approximately 89% of total revenues, increased by 65.9%, or $42,983,000. Services revenues, which accounted for approximately 11% of total revenues, increased by 17.0%, or $2,060,000.

     Gross profit increased by 15.1%, or $1,779,000, from $11,751,000 in fiscal 1993 to $13,530,000 in fiscal 1994. As a percentage of revenue, gross profit decreased from 15.2% in fiscal 1993 to 11.1% in fiscal 1994. This decrease primarily resulted from continued industry price competition on product sales.

     Selling, general and administrative expenses increased by 3.9%, or $404,000, from $10,272,000 in fiscal 1993 to $10,676,000 in fiscal 1994. As a percentage of revenues, selling, general and administrative expenses decreased from 13.3% in fiscal 1993 to 8.8% in fiscal 1994 reflecting significant increases in revenues and management's continued emphasis on cost control measures.

     Interest income (expense), net was $4,800 for fiscal 1994 as compared to ($13,509) in fiscal 1993 representing an increase of 135.5%, or $18,309.
This increase resulted primarily from investments of available cash.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $10,357,000 during fiscal 1995. This decrease primarily results from the use of available cash and cash equivalents to fund certain acquisitions.

     Net cash used in investing activities of $24,874,000 reflects $19,604,000 in cash used for certain acquisitions and $5,270,000 for capital expenditures. The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1996.

     Net cash provided by financing activities increased in fiscal 1995 primarily due to the net increase in notes payable of $23,371,000 under inventory and working capital agreements executed between the Company, Dataflex Southwest Corporation, a wholly-owned subsidiary of the Company ("Dataflex Southwest") and IBM Credit Corporation ("IBMCC"). Other factors positively affecting the increase in net cash provided by financing activities results from proceeds received on the exercise of stock options and payments on officer loan receivables.

     On December 28, 1994, the Company and Dataflex Southwest executed inventory and working capital agreements with IBMCC (the "Agreements") for the purpose of providing sufficient funds available to the Company to finance a portion of the acquisition of NDP and future acquisitions and to support its working capital needs. The Agreements have been subsequently amended to expand the available line from $75.0 million, secured by substantially all of the assets of the Company and Dataflex Southwest, to $110.0 million including a $7.0 million unsecured promissory note. The Agreements include several covenants requiring, among other things, minimum levels of tangible net worth, earnings as a percentage of revenue, current ratio and leverage ratio requirements. At March 31, 1995, a waiver on default of certain financial covenants was also received from IBMCC and the agreements have been subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

     In March 1995, the Company reached an agreement to purchase substantially all of the assets and assume substantially all of the liabilities of a disk drive repair company located in California for common stock and notes valued in the aggregate at approximately $4,800,000. The transaction is subject to the satisfaction of certain conditions, as defined in the agreement, and is expected to close in July 1995.

Impact of Inflation

     The Company does not believe that inflation has had a material impact on its operating results.


Item 8     -   Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary financial information required by this item are attached.


Item 9     -   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     The Registrant did not have any disagreements on accounting and financial disclosures with its independent accountants.

                                 PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's proxy statement to be filed pursuant to Regulation 14A.

                                  PART IV

ITEM 14    -   Exhibits, Consolidated Financial Statement Schedules
               and Reports on Form 8-K.

          (a) (1) Consolidated Financial Statements. The following consolidated financial statements are included in Part II, Item 8:
                                                               Page

Report of Independent Accountants                              F-1

Consolidated Financial Statements

   Consolidated Balance Sheets as of March 31, 1995 and 1994   F-2

     Consolidated Statements of Operations for years ended
       March 31, 1995, 1994 and 1993                           F-3

     Consolidated Statements of Shareholders' Equity for years
       ended March 31, 1995, 1994 and 1993                     F-4

     Consolidated Statements of Cash Flows for years ended
       March 31, 1995, 1994 and 1993                           F-5

     Notes to Consolidated Financial Statements                F-6

          (a)  (2)  Incorporated Exhibits.

    Exhibit Number       Description of Document
    --------------       -----------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed February 23, 1990, and amendments thereto, Registration No. 33033472.

     3.1 The registrant's Certificate of Incorporation, as amended.

     3.2   The registrant's restated and amended by-laws.

     4     Specimen of stock certificate for shares of Common
           Stock.

     10.8  Lease dated December 5, 1989 between 3920 Park Avenue
           Associates and the registrant.

     10.9  Amendment to Lease dated January 29, 1990 between 3920
           Park Avenue Associates and the registrant.

     10.10 Dealer Agreement dated August 11, 1989 between
           International Business Machines Corporation and the registrant.

     10.11 Dealer Agreement dated February 21, 1989 between
           Hewlett-Packard Company and the registrant.


     10.12 Dealer Agreement dated April 1, 1989 between Apple
           Computer, Inc. and the registrant.

     10.13 Dealer Agreement dated October 1, 1988 and extended to
           June 30, 1990 between Epson America, Inc. and the registrant.

     10.14 Dealer Agreement dated April 7, 1989 between COMPAQ
           Computer Corporation and the registrant.

     10.16 1987 Incentive Stock Option Plan.

     10.17 1989 Incentive and Non-Qualified Stock Option Plan.

     10.18 Salary Savings Plan and Trust of Dataflex Corporation dated December 21, 1989.

     10.24 1990 Senior Management Incentive and Non-Qualified Stock
           Option Plan.

     10.25 Form of Stock Option Agreement for 1989 Incentive and
           Non-Qualified Stock Option Plan by and between the registrant and Richard C. Rose.

     10.26 Form of Stock Option Agreement for 1989 Incentive and
           Non-Qualified Stock Option Plan by and between the registrant and Gordon J. McLenithan.

     10.27 Form of Stock Option Agreement for 1990 Senior
           Management Incentive and Non-Qualified Stock Option Plan by and between the registrant and Richard C. Rose.

     10.28 Form of Stock Option Agreement for 1990 Senior
           Management Incentive and Non-Qualified Stock Option Plan by and between the registrant and Gordon J. McLenithan.

(2)  Filed as an Exhibit to the Company's Form 8-K filed April 23, 1994.

     10.29 Asset Purchase Agreement between the Company and Granite Computer Products, Inc. dated March 21, 1994.

(3)  Filed as an Exhibit to the Company's Form 8-K filed June 16, 1994.

     10.30 Asset Purchase Agreement between the Company and
           Advantage Systems,Inc. dated May 23, 1994.

(4) Filed as an Exhibit to the Company's Annual Proxy Statement filed September 1, 1991.

     10.33 1991 Incentive and Non-Qualified Stock Option Plan.

(5) Filed as an Exhibit to the Company's December 31, 1994 Form 10-Q filed February 13, 1995.

     10.34 Inventory and Working Capital Financing Agreement between Dataflex Corporation and IBM Credit Corporation dated December 28, 1994.

     10.35 Inventory and Working Capital Financing Agreement between Dataflex Southwest Corporation and IBM Credit
           Corporation dated December 28, 1994.

(6)  Filed as an Exhibit to the Company's Form 8-K filed January 24, 1995.

     10.36 Asset Purchase Agreement between Dataflex Corporation and National Data Products, Inc. dated November 17,
           1994.

(7)  Filed as an Exhibit to the Company's Form 8-K filed August 31, 1994.

     10.37 Stock Purchase Agreement between Dataflex Corporation, the sellers named therein and Sunland Computer Services, Inc. dated August 19, 1994.

(8) Filed as an Exhibit to the Company's Annual Proxy Statement filed September 1, 1992.

     10.38 1992 Incentive and Non-Qualified Stock Option Plan.

(9) Filed as an Exhibit to the Company's Annual Proxy Statement filed September 1, 1994.

     10.39 1994 Incentive and Non-Qualified Stock Option Plan.


          (a)  (3)  Exhibits Filed Herewith

     10.40 Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose.

     10.41 Amendment to Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose.

     10.42 Employment Agreement dated January 30, 1995 by and between the Company and Gordon J. McLenithan.

     10.43 Amendment to Employment Agreement dated January 30, 1995 by and between the Company and Gordon J. McLenithan.

     10.44 Amendment to Employment Agreement by and between the Company and Peter H. Jackson filed on April 23, 1994 as part of the Asset Purchase Agreement between the Company and Granite Products, Inc.

     22    Subsidiaries.

     23    Consent of Price Waterhouse concerning S-8 Registration
           Statements.

          (b) Reports on Form 8-K. A current report on Form 8-K/A, dated March 27, 1995, was filed relating to the audited and proforma financial statements of National Data Products, Inc. ("NDP").

Report of Independent Accountants

To the Board of Directors and Shareholders of Dataflex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidatedstatements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dataflex Corporation and its subsidiary at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Morristown, New Jersey
June 23, 1995

                            DATAFLEX CORPORATION
                        Consolidated Balance Sheets

                                            March 31,
                                 ---------------------------
                                     1995               1994
                                     ----               ----

                                  Assets
Current Assets:
   Cash and Cash Equivalents    $  5,589,741       $ 15,946,749
   Accounts Receivable, Net       56,833,576         19,711,627
   Inventory                      32,029,137         12,791,378
   Deferred Tax Asset                311,660            212,896
   Other Current Assets           11,493,326          3,105,662
                             ---------------       ------------
Total Current Assets             106,257,440         51,768,312

Property and Equipment, Net       11,617,460          3,992,873
Other Assets                         962,646            576,302
Goodwill                          27,743,444                -
                             ---------------       ------------

   Total Assets              $   146,580,990       $ 56,337,487
                             ===============       ============

Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of
    Long-Term Debt           $     7,249,222       $   1,579,637
   Accounts Payable               45,197,903          24,356,799
   Accrued Expenses and
    Other Payables                 6,663,361           2,279,875
   Income Taxes Payable              176,077             210,873
   Accrued Settlement                                     712,50
                             ---------------       -------------
Total Current Liabilities         59,286,563          29,139,684

Long-Term Debt                    52,510,305               -
Deferred Tax Liability               428,249             289,670
Other Long-Term Liabilities          215,917             227,647
                             ---------------       -------------

   Total Liabilities             112,441,034          29,657,001
                             ---------------       -------------

Commitments and Contingencies (Note 13)

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 10,000,000
    Shares; Issued 4,867,184
    and 4,142,024 Shares at
    March 31, 1995 and 1994,
    respectively                   19,044,531        13,804,642
   Less:  Loans Receivable
    for Exercised Stock
    Options                          (413,212)         (441,536)
   Retained Earnings               16,025,262        13,885,903
                               --------------       -----------
                                   34,656,581        27,249,009

   Less:  Treasury Stock -
    At Cost; 104,237 and 115,752
    Shares at March 31, 1995
    and 1994, respectively            (516,620)        (568,523)
                                ---------------     -----------
Total Shareholders' Equity          34,139,956       26,680,486

Total Liabilities and
 Shareholders' Equity          $   146,580,990     $ 56,337,487
                               ===============     ============


               See Notes to Consolidated Financial Statements

                                 F-2

                                    DATAFLEX CORPORATION
                            Consolidated Statements of Operations

                                   For the Years Ended March 31,
                           ----------------------------------------
                                1995          1994         1993
                                ----          ----         ----
Revenue                    $ 273,850,996 $ 122,348,571 $ 77,305,951

Cost of Revenue              242,563,938   108,818,250   65,554,809
                           ------------- ------------- ------------

   Gross Profit               31,287,058    13,530,321   11,751,142

Selling, General and
  Administrative Expenses     24,259,537    10,675,497   10,271,951
Amortization of Goodwill         593,659             -            -
                           ------------- ------------- ------------

   Operating Income            6,433,862     2,854,824    1,479,191

Other Income (Expenses):

   Interest (Expense) Income  (2,677,308)        4,756      (13,509)

   Litigation Settlement
    and Related Costs                  -      (847,500)           -
                           ------------- ------------- ------------

Income Before Income Taxes     3,756,554     2,012,080    1,465,682

Provision for Income Taxes     1,617,195       884,160      652,920
                           ------------- ------------- ------------

   Net Income              $   2,139,359 $   1,127,920 $    812,762
                           ============= ============= ============

Earnings Per Common Share  $        0.45 $        0.28 $       0.20
                           ============= ============= ============

Weighted Average Common
   Shares Outstanding          4,732,571     4,085,049    4,079,999
                           ============= ============= ============


                 See Notes to Consolidated Financial Statements

DATAFLEX CORPORATION
                         Consolidated Statements of Shareholders' Equity

                                 Common Stock      Retained Earnings   Treasury Stock
                                 ------------      -----------------   --------------

                          Issued Shares   Amount      Amount       Shares      Cost
                          -------------   ------      ------       ------      ----
Balance-March 31, 1992     4,125,737   $13,063,090  $11,945,221     5,473    $ 38,713

Exercise of Stock Options
  and Warrants                   450         5,693
Sale of Treasury Stock                      (2,428)                (4,821)    (34,101)
Forfeiture of 401(K) Shares                                           107         500
Purchase of Treasury Stock                                        125,000     611,910
Reduction of Loans Receivable
  from Officers for Exercised
  Stock Options, of which
  $70,655 was paid subsequent
  to year end and included in
  current assets                           130,512
Net Income                                              812,762

                           ---------   ----------- ------------   -------    ---------

Balance-March 31, 1993     4,126,187    13,196,867   12,757,983   125,759     617,027

Exercise of Stock Options     15,837        85,727
Sale of Treasury Stock                                            (10,007)    (48,504)
Issuance of Officers Loans                 (50,000)
Reductions of Loans Receivable
  from Officers for Exercised
  Stock Options                            130,512
Net Income                                            1,127,920
                           ---------   ----------- ------------   -------    ---------

Balance-March 31, 1994     4,142,024    13,363,106   13,885,903   115,752     568,523

Exercise of Stock Options
  and Warrants                28,763       153,165
Sale of Treasury Stock                      32,375                (11,515)    (51,898)
Issuance of Common Stock     696,397     5,028,438
Issuance of Notes Receivable
  for Warrants                            (102,188)
Capitalized Tax Benefit for
  Exercise of Stock Options                 25,911
Reductions of Loans Receivable
  from Officers for Exercised
  Stock Options                            130,512
Net Income                                            2,139,359
                           ---------   ----------- ------------   -------    ---------

Balance-March 31, 1995      4,867,184  $18,631,319  $16,025,262    104,237   $516,625


                      See Notes to Consolidated Financial Statements


                                     F-4
PAGE

                           DATAFLEX CORPORATION
                  Consolidated Statements of Cash Flows

                                           For the Years Ended March 31,
                                            1995        1994        1993
                                            ----        ----        ----
Operating Activities:
  Net Income                           $  2,139,359 $ 1,127,920  $  812,762
Adjustments to Reconcile Net Income to
  Net Cash:
  Depreciation and Amortization           2,594,442   1,223,682   1,179,008
  Deferred Taxes                             39,815      56,074       8,700
Changes in Assets and Liabilities:
  Accounts Receivable                    (2,775,491) (7,208,298) (4,039,326)
  Inventory                              (9,839,062) (1,933,338)  8,277,091
  Other Current Assets                   (7,514,172) (1,067,937)  6,928,659
  Income Taxes Receivable                         -     359,929     559,011
  Other Assets                             (367,689)   (118,066)    223,144
  Accounts Payable                        8,110,671) 14,849,685     806,250
  Accrued Expenses and Other Payables      (923,908)    761,508    (449,314)
  Income Taxes Payable                       (8,885)    210,873           -
  Accrued Settlement                       (712,500)    712,500           -
  Other Long-Term Liabilities                64,943           -           -
                                         -----------  ----------  ----------
Net Cash - Operating                     (9,192,477)  8,974,532  14,305,985
                                         -----------  ----------  ----------
Investing Activities:
  Capital Expenditures                   (5,270,085) (1,351,879) (1,226,942)
  Acquisition of Businesses,
   Net of Cash Acquired                 (19,603,661)          -           -
                                         -----------  ----------  ----------
Net Cash - Investing                    (24,873,746) (1,351,879) (1,226,942)
                                         -----------  ----------  ----------
Financing Activities:
  Proceeds from Issuance of Notes
   Payable                               72,831,195   2,368,450   1,660,359
  Payments of Notes Payable             (49,460,632) (2,120,000) (6,400,000)
  Payments on Long-Term Borrowings          (29,998)          -    (230,712)
  Proceeds from Common Stock and Options    153,165      30,246       5,693
  Sale of Treasury Stock                     84,273      53,985      31,673
  Purchase of Treasury Stock                      -           -    (612,415)
  Payments on Officers Loans Receivable
    for Exercised Stock Options             130,512     201,167      59,857
                                        -----------  ----------  ----------
Net Cash - Financing                     23,709,215     533,848  (5,485,545)

Net (Decrease) Increase in Cash         (10,357,008)  8,156,501   7,593,498
Cash - Beginning of Year                 15,946,749   7,790,248     196,750
                                        -----------  ----------  ----------
Cash - End of Year                     $  5,589,741 $15,946,749  $7,790,248
                                        ===========  ==========  ==========

                          See Notes to Consolidated Financial Statements






/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Dataflex Corporation ("Dataflex" or "the Company") was incorporated in the State of New Jersey in April 1976. Dataflex provides desktop computing solutions and services including product sales, system integration, network installation, help desk support, training, consultation services and equipment repair maintenance.

     Basis of Consolidation--The consolidated financial statements include the Company and its wholly-owned subsidiary. As further described in Note 2, the Company completed an acquisition on August 19, 1994 which has been accounted for as a pooling of interests. Accordingly, the Consolidated Balance Sheet as of March 31, 1994 and the Consolidated Statements of Operations, of Cash Flows and of Shareholders' Equity for the years ended March 31, 1994 and March 31, 1993 and related footnotes have been restated and include historical information. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition--Sales of computer equipment are recorded when the customer accepts title. Services contract revenue is recognized ratably over the terms of the contracts. The operating history of the Company is such that the allowance for doubtful accounts represents an insignificant percentage of total receivables.

     Income Taxes--The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Earnings Per Share--Earnings per share are calculated by dividing net income by the weighted average common shares and common share equivalents outstanding during the year. Weighted average common shares outstanding for the years ended March 31, 1995, 1994 and 1993 were 4,732,571, 4,085,049 and
4,079,999, and included common stock equivalents of 485,797, 72,077 and 34,191.

     Cash and Cash Equivalents--For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory--Inventory is stated at the lower of cost or market. Cost is determined on a specific cost basis for equipment and average cost for spare parts. Discretionary subsidies received from manufacturers are recorded as reductions in the cost of revenue. The Company amortizes its spare parts over their estimated useful life ranging from three to eight years on a straight-line basis.

     Property and Equipment, Net--Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method. Depreciation is based on the estimated useful lives of the various assets which range from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

     Goodwill--Goodwill represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed and is being amortized over 25 years using the straight-line method.

NOTE 2:   ACQUISITIONS

     Effective April 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Granite Computer Products, Inc. ("Granite"), a reseller of computer products located in Alameda, California for $9,514,200 in cash.

     Effective June 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Advantage Systems, Inc. ("Advantage"), an Entre Computer franchise of Intelligent Electronics, in exchange for $2,250,000 in cash, a $1,000,000 convertible redeemable note, 71,397 shares of the Company's common stock with an aggregate market value of $500,000 and a contingent payment based upon the future earnings of Advantage for a three-year period. The $1,000,000 convertible redeemable note bears interest at 6% per annum and may be converted at any time through the maturity date of May 31, 1997 into 100,000 shares of the Company's common stock which would be valued at the closing price on the date of conversion.

     Effective November 1, 1994, the Company (through its wholly-owned subsidiary Dataflex Southwest Corporation) acquired substantially all of the assets and assumed substantially all of the liabilities of Hagen Computer Systems, Inc. ("Hagen"), an Entre Computer franchise of Intelligent Electronics, located in Tucson, Arizona, for $416,000 in cash.

     Effective January 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of National Data Products Inc. ("NDP"), a reseller of computer products based in Clearwater, Florida, for $6,200,000 in cash, $3,500,000 in subordinated notes with an interest rate of 9%, 625,000 shares of the Company's common stock with an aggregate market value of approximately $4,200,000, and a contingent payout based on the future earnings of NDP over a seven year period.

     These acquisitions have been accounted for under the purchase method and, accordingly, the operating results of Granite, Advantage, Hagen and NDP have been included in the consolidated operating results since the dates of their respective acquisitions.

     The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The preliminary allocation resulted in goodwill of approximately $28,337,000 which is being amortized over 25 years on a straight-line basis.


     The unaudited pro forma consolidated condensed results of operations listed below give effect to certain adjustments, and assume the acquisitions occurred at the beginning of each period presented and are based on the preliminary allocation of the purchase price.

                                    For the Years Ended March 31,
                                    -----------------------------
                                    1995                1994
                                    ----                ----
                                       (Dollars in thousands,
                                        except per share amounts)
Revenue                             $383,984            $271,258
Gross Profit                          46,393              34,359
Net Income                             3,777               2,466
Earnings Per Common Share           $    .72            $    .52

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Granite, Advantage, Hagen and NDP acquisitions been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

     On August 19, 1994, the Company acquired all of the issued and outstanding common stock of Sunland Computer Services, Inc. ("Sunland"), a reseller and service provider of computer products, based in Tempe, Arizona in exchange for 640,013 shares of the Company's common stock with an aggregate market value of $4,800,000. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Sunland for all periods presented.

     Sunland's net sales for the years ended March 31, 1995, 1994 and 1993 were $31,021,262, $19,968,487 and $9,724,392, respectively. Sunland's net income (loss) for the years ended March 31, 1995, 1994 and 1993 was $397,573, $282,115 and ($163,944), respectively.

     In March 1995, the Company executed an asset purchase agreement which was subsequently amended in May 1995, to acquire substantially all of the assets and assume substantially all of the liabilities of a disk drive repair company located in California in exchange for common stock of the Company with a value of $3,750,000 and two six-month promissory notes aggregating $1,000,000, each with an interest rate of 9%. The transaction is subject to the satisfaction of certain conditions, as defined in the agreement, and is expected to close in July 1995.

NOTE 3:   INVENTORY

     Inventory consists of:
                                             March 31,
                                   ------------------------------------
                                   1995                     1994
                               ------------             -----------
      Finished Goods            $25,744,443             $ 8,975,333
      Spare Parts, Net            6,284,694               3,816,045
                                -----------             -----------
                                $32,029,137             $12,791,378
                                ===========             ===========


     Accumulated amortization of spare parts inventory is $1,554,217 and $1,414,049 at March 31, 1995 and 1994, respectively. Amortization expense amounted to $1,004,572, $492,959 and $381,668 for the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 4:   OTHER CURRENT ASSETS

     The balance in other current assets at March 31, 1995 and 1994 includes receivables from major vendors for returned goods, marketing and other programs of $9,895,946 and $2,317,711, respectively.

NOTE 5:   PROPERTY AND EQUIPMENT, NET


     Property and equipment, net is as follows:

                                             March 31,
                            -------------------------------------
                                  1995                   1994
                                  ----                   ----
     Land                    $   683,756            $      -
     Buildings                 1,692,458                   -
     Rental Equipment             87,690                157,326
     Furniture and Equipment  11,398,416              5,952,277
     Transportation Equipment    171,302                 77,891
     Leasehold Improvements    1,215,126                844,971
     Construction in Progress    495,083                   -
                              ----------              ----------
                              15,743,831              7,032,465
     Less:  Accumulated
       Depreciation and
       Amortization           (4,126,371)            (3,039,592)
                              -----------            -----------
     Property and Equipment,
      Net                    $11,617,460             $3,992,873
                              ==========              ==========

     Depreciation and amortization expense amounted to $1,967,637, $1,217,652, and $1,172,974 for the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 6:   LOANS RECEIVABLE FROM EMPLOYEES

     Loans receivable from employees of $697,364 and $602,311 at March 31, 1995 and 1994, respectively, includes various loans made to certain employees during fiscal years 1987 through 1995, of which $413,212 and $441,536 are related to the exercise of stock options. These loans bear interest at rates ranging from 6% to prime plus 1.5% per annum and are payable upon demand.

     Total interest income from employees' loans amounted to $45,326, $40,268 and $47,778 for the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 7:   SUPPLEMENTARY CASH FLOW INFORMATION


     The following is a summary of supplementary cash flow information:

                               For the Years ended March 31,
                        -----------------------------------------
                        1995               1994              1993
                        ----               ----              ----
Interest Paid       $ 2,402,661        $  230,980       $  240,178
Income Taxes Paid     1,636,331           365,366          196,771
Noncash Investing
 and Financing
  Activities:
  Issuance of Notes
  Receivable for
  Common Stock          102,188              -                 -
  Issuance of Common
   Stock in Exchange
   for Notes Payable    207,500              -                 -
  Capitalized Tax
   Benefit for Exercise
   of Options            25,911              -                 -
Business Acquisitions:
  Accounts Receivable
  Acquired            34,346,458             -                 -
  Inventory Acquired   9,783,697             -                 -
  Fixed Assets
  Acquired             4,322,139             -                 -
  Other Assets Acquired  925,293             -                 -
  Debt Issued and
   Liabilities
   Assumed            51,479,483              -                -
  Common Stock Issued  4,718,750              -                -

NOTE 8:   CREDIT FACILITY

     On December 28, 1994, the Company and its wholly owned subsidiary, Dataflex Southwest Corporation ("Dataflex Southwest"), executed Inventory and Working Capital Agreements with IBM Credit Corporation (the "Agreements"). The Agreements have been subsequently amended to expand the available line from a maximum of $75.0 million secured by substantially all of the assets of the Company and Dataflex Southwest to $110.0 million including a $7.0 million unsecured promissory note. Interest charged under the Agreements ranges from LIBOR plus 4.25% to LIBOR plus 4.875% on outstanding borrowings. Other charges include monthly fees of $3,750 and an annual renewal fee of $25,000. The Agreements expire on December 28, 1996 and can be renewed by the parties for an additional year on each anniversary date.

     The Agreements include several covenants requiring, among other things, minimum levels of tangible net worth, earnings as a percentage of revenue, current ratio and leverage ratio requirements. At March 31, 1995, a waiver on default of certain financial covenants was received from IBM Credit Corporation and the agreements were subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

     The Agreements replaced the Company's previous line of credit with a bank. At March 31, 1995, there was $54 million outstanding under these Agreements.

NOTE 9:   LONG-TERM DEBT

                                                    March 31,
                                                -----------------
Long-term debt consists of the following:       1995         1994
                                                ----         ----
Mortgage note payable to a bank, payable
in monthly installments of $5,267 plus
interest at the bank's prime rate plus
1% (9.75% at March 31, 1995) with the remaining
balance due January 10, 2000, collateralized
by land and buildings.                         $ 920,200     -

Mortgage note payable to a bank, payable in
monthly installments of $2,066 plus interest
at the bank's prime rate plus 1% (9.75% at
March 31, 1995) with the remaining balance
due January 10, 2000, collateralized by land
and buildings.                                   361,703      -

Convertible Promissory Note, payable in full
on June 1, 1997, with interest due quarterly
at an interest rate of 6%.  This note is
convertible to 100,000 shares of Dataflex
common stock through the date of the note.     1,000,000      -

Promissory Note, payable in full on
January 10, 2002, with interest due quarterly
at an interest rate of 9%.                     2,000,000      -

Promissory Note, payable in full on
January 10, 1998, with interest due quarterly
at an interest rate of 9%.                     1,500,000      -

Promissory Note, payable to IBM Credit Corp.   7,000,000      -

The IBM Agreements                             6,816,002      -

Miscellaneous Notes Payable                      161,622      -

ITT Notes Payable                                   -     1,579,637
                                              ----------  ---------
                                              59,759,527  1,579,637
Less:  Current portion of long-term debt       7,249,222  1,579,637
                                              ----------  ---------
                                             $52,510,305      -
                                             ===========  =========

Aggregate principal payments for the next five years subsequent to March 31, 1995 are as follows:

         Year ended
          March 31,
          1996                   $  7,249,222
          1997                     46,904,394
          1998                      2,587,996
          1999                         87,996
          2000                        929,919
          Thereafter             $  2,000,000
                                 ------------
                                 $ 59,759,527
                                 ============

NOTE 10:  LEASES

     The Company leases various facilities and equipment under noncancelable lease arrangements which expire at various dates during the next eight years, excluding renewal options. In addition, the Company is generally responsible for real estate taxes, utilities, insurance and maintenance expenses which relate to its facilities.


     Future minimum lease payments applicable to noncancelable operating leases are as follows:

          Year ended               Operating
          March 31,                 Leases
          ----------               ----------
          1996                    $ 1,693,795
          1997                      1,708,672
          1998                      1,308,850
          1999                      1,118,711
          2000                        968,301
          Thereafter                  880,423
                                    ---------
                                   $7,678,752
                                   ==========

     Total rental expense amounted to $1,147,325, $811,143 and $618,440 for the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 11:  INCOME TAXES


     The composition of the provision for income taxes is as follows:


                           For the Years Ended March 31,
                      ----------------------------------------
                          1995          1994          1993
                          ----          ----          ----
Current Taxes:
  Federal             $1,235,277      $622,821      $424,904
  State                  319,836       249,690       139,886
                      ----------      --------      --------
                       1,555,113       872,511       564,790
                      ----------      --------      --------
Deferred Taxes:
  Federal                 45,929         8,780        66,253
  State                   16,153         2,869        21,877
                      ----------      --------      --------
                          62,082        11,649        88,130
                      ----------      --------      --------
Provision For
  Income Taxes        $1,617,195      $884,160      $652,920
                      ==========      ========      ========


     A reconciliation of the federal statutory rate with the Company's effective tax rate is as follows:

                           For the Years Ended March 31,
                      ----------------------------------------
                          1995          1994          1993
                          ----          ----          ----

Income Taxes at Federal
  Statutory Rate      $1,277,228      $684,107      $498,331
State Taxes, Net of
  Federal Tax Benefit    220,660       165,996       106,409
Other                    119,307        34,057        48,180
                      ----------      --------      --------
Provision for
  Income Taxes        $1,617,195      $884,160      $652,920
                      ==========      ========      ========


  Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. The tax effects of significant temporary differences which comprise the net deferred tax liability at March 31, 1995 and 1994 are as follows:

                                            March 31,
                                    -----------------------
                                       1995        1994
                                       ----        ----
Accounts Receivable Reserves         $123,305   $ 98,206
Vacation Reserve                       43,115     26,390
Uniform Inventory Capitalization      145,240     88,300
                                     --------   ---------
  Deferred Tax Assets                 311,660    212,896
                                     --------   ---------

Accelerated Depreciation             (267,574)  (265,870)
Accelerated Amortization of Goodwill (160,675)      -
                                     --------   ---------
  Deferred Tax Liabilities           (428,249)  (265,870)
                                     --------   ---------
Net Deferred Tax Liability          $(116,589)  $(52,974)
                                     ========   =========

NOTE 12:    SIGNIFICANT CUSTOMERS AND VENDORS

  No single customer accounted for greater than 10% of the Company's revenue during the years ended March 31, 1995 and 1994. During fiscal year 1993, one customer accounted for 11% and one customer accounted for 12% of revenue.

  Sales of products from one vendor constituted approximately 23%, 58% and 59% of the Company's revenue during the years ended March 31, 1995, 1994, and 1993, respectively. Another vendor's products comprised 13%, 15% and 12% of the Company's revenue during the same three year period.

NOTE 13:    COMMITMENTS AND CONTINGENCIES

  The Company's employment contracts with four employees provide for base annual salaries aggregating approximately $980,000 per year. The contracts for the employees expire between March 1997 and December 1999 and require the Company to provide these individuals with benefits upon the severance of employment prior to the expiration of their contracts and in the event of a change in control of the Company. The maximum amount that could be required to be paid under these contracts, if such events occur, approximates $3,200,000.

  A class action complaint was filed in March 1992 by shareholders of the Company alleging that the Company and certain of its officers and directors violated federal securities laws. The Company included a charge of $847,500 against earnings for the year ended March 31, 1994, which included $110,000 in legal fees. Although management believed it had meritorious defenses, expenses to defend and the time and disruption of Company resources led the Company to agree to a full settlement of all claims for $900,000. This amount, of which $162,500 was reimbursed from the Company's insurance carrier in fiscal 1995, was paid by the Company in the first quarter of fiscal 1995.

  Other claims, suits and complaints arise in the ordinary course of the Company's business. In the opinion of Company management, such pending matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14:    STOCK OPTIONS

  The Company maintains two incentive stock option plans (the "ISO Plans"), and five incentive and nonqualified stock option plans (the "NQSO Plans"). The 1989, 1990, 1991, 1992 and 1994 Plans provide for the grant of both incentive stock options and nonqualified stock options to employees of the Company. The grant prices of the various stock option plans range from $2.03 to $8.75.

  Shares of Common Stock have been reserved and issued under the above plans as follows:

Stock Option Plan         Shares Reserved        Shares Granted
- -----------------         ---------------        --------------

1984 and 1987 ISO            700,000                 700,000
1989 Plan                    400,000                 400,000
1990 Plan                    160,000                 160,000
1991 Plan                    200,000                 200,000
1992 Plan                    400,000                 400,000
1994 Plan                    800,000                 262,749

  The ISO Plans and the 1989, 1991, 1992 and 1994 Plans provide for the discretionary grant of options to purchase Common Stock at a price determined by the Compensation Committee of the Board of Directors but, in the case of incentive stock options, at a price not less than the fair market value thereof on the date of grant. The options, by their terms, must be exercised within ten years from the date on which they are granted or within 90 days of employment termination.

  All options fully vest at date of grant except for stock options granted under the 1989, 1991, 1992 and 1994 Plans, which vest 25% per year beginning one year after grant date. Under certain circumstances, options can vest immediately at the discretion of the Company's Board of Directors.

  The Company has occasionally granted to officers, directors and certain key employees, stock options in addition to the ISO and NQSO stock option plans.

  On November 15, 1993, in connection with the appointment of a member to the Company's Board of Directors, the Company granted 300,000 shares of common stock to the board member at its then fair market value of $5.00 per share.

  On September 2, 1994, in connection with the appointment of another member to the Company's Board of Directors, the Company granted 10,000 shares of common stock to the board member at its then fair market value of $7.125 per share.

  These options vest 25% per year beginning one year after date of grant. The options, by their terms, must be exercised within ten years from the grant date or within 90 days of termination from the Board of Directors.

  On April 6, 1994, in connection with the acquisition of Granite Products, Inc. (see Note 2), the Company granted a total of 300,000 shares to four Granite associates. The options were granted at their then fair market value of $7.00 per share. These options vest 25% per year beginning one year after date of grant. The options, by their terms, must be exercised within ten years from the date of grant or within 90 days of employment termination.



  Information concerning options outstanding as of March 31, 1995, 1994 and 1993 is as follows:


                                For the Years Ended March 31,
                              ---------------------------------
SHARES                          1995         1994       1993
- ------                          ----         ----       ----
Outstanding at Beginning      1,146,783     533,370    382,320
Granted                         639,499     794,500    152,000
Exercised                       (28,763)    (15,837)      (450)
Cancelled                       (44,500)   (165,250)      (500)
                              ----------  ----------   --------
Outstanding at End            1,713,019   1,146,783    533,370
                              =========   =========    ========

Exercisable                     533,520     280,283    146,620
                              =========   =========    ========

  Options exercised during the years ended March 31, 1995 and March 31, 1994 ranged in exercise prices from $2.04 to $5.50. The exercise price of options exercised during the year ended March 31, 1993 was $5.50.

NOTE 15:    EMPLOYEE BENEFITS

  The Company has a 401(k) Plan which covers all employees who have completed ninety days of service and are at least twenty-one years of age. Employees may contribute from 1 to 15% of their annual compensation subject to the limitation imposed by law. Employee contributions of up to 6% of each covered employees' compensation are matched at a percentage determined each year by the Company. The maximum matching percent during fiscal years 1995, 1994 and 1993 was 20%, resulting in Company contributions of $85,222, $39,779 and $32,655, respectively.

NOTE 16:    QUARTERLY FINANCIAL DATA


  Unaudited quarterly financial data for the fiscal years ended March 31, 1995, 1994 and 1993 is as follows:


            1st Qtr       2nd Qtr      3rd Qtr      4th Qtr
            -------       -------      -------      -------
FY 1995:
Revenue   $53,774,000  $ 57,880,000  $64,135,000  $98,062,000
Gross Profit5,800,000     6,880,000    7,556,000   11,051,000
Net Income    521,000       661,000      685,000      272,000
Earnings Per
  Share   $      0.11  $       0.15  $      0.15   $     0.05

            1st Qtr       2nd Qtr      3rd Qtr      4th Qtr
            -------       -------      -------      -------

FY 1994:
Revenue   $25,855,000   $31,461,000  $29,068,000  $35,964,000
Gross Profit2,885,000     3,280,000    3,563,000    3,802,000
Net Income    243,000       326,000      139,000      420,000
Earnings Per
  Share   $      0.06   $      0.08  $      0.04   $     0.10
/TABLE

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

DATAFLEX CORPORATION          DATE:     June 29, 1995

By:/s/  Richard C. Rose       By:     /s/  Raymond DioGuardi
     Richard C. Rose                    Raymond DioGuardi
     Chairman and                       Senior Vice President,
     Chief Executive Officer            Finance and Chief Financial
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

[CAPTION]
     SIGNATURE                 TITLE                    DATE
[C]                        [C]                      [C]
/s/  Richard C. Rose       Chairman, Chief          June 29, 1995
- --------------------
Richard C. Rose            Executive Officer,
                           and Director

/s/  Raymond DioGuardi     Senior Vice President,   June 29, 1995
- --------------------
Raymond DioGuardi          Finance and Chief
                           Financial Officer

/s/  Gordon J. McLenithan  President-Dataflex       June 29, 1995
- --------------------
Gordon J. McLenithan       East, Director


/s/  Peter H. Jackson      Co-President,            June 29, 1995
- --------------------
Peter H. Jackson           Director


/s/  Philip Doganiero      Co-President,            June 29, 1995
- --------------------
Philip Doganiero           Director


/s/  John G. Raos          Director            June 29, 1995
- --------------------
John G. Raos

/s/  Charles C. Kelly      Director            June 29, 1995
- --------------------
Charles C. Kelly