Form 10-Q
period 1995-06-30
DATAFLEX CORP
filed 1995-08-14
CIK 355735

                                                       UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION

                                                   Washington, D.C. 20549
                                 _______________________________________________

                                                          FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         June 30, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        For the transition period from __________ to __________
                                 _______________________________________________

                                                 Commission File No. 0-15551

                                                    DATAFLEX CORPORATION
                          (Exact name of Registrant as specified in its charter)

               New Jersey                          22-2163376
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

            3920 Park Avenue
            Edison, New Jersey                         08820
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (908) 321-1100

               N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No _____

As of July 26, 1995 there were 4,835,172 shares of the Registrant's Common Stock outstanding.


                             DATAFLEX CORPORATION
                               Consolidated Balance Sheet

                                            Assets
                                         June 30,         March 31,
                                           1995              1995
                                                (Unaudited)
Current Assets:
        Cash and Cash Equivalents     $  5,721,196   $  5,589,741
        Accounts Receivable             65,549,771     56,833,576
        Inventory                       36,363,732     32,029,137
        Deferred Tax Asset                 444,687        311,660
        Other Current Assets            10,274,949     11,493,326
                                        ------------   ------------
Total Current Assets                118,354,335     106,257,440

Property and Equipment, Net               11,700,695      11,617,460
Other Assets                          1,066,013         962,646
Goodwill, Net                        27,528,254      27,743,444
                                        ------------     -----------
        Total Assets                 $158,649,297    $146,580,990
                                   ------------    ------------

                  Liabilities and Shareholder's Equity

Current Liabilities:
        Current Portion of
         Long-Term Debt              $  5,240,733    $  7,249,222
        Accounts Payable               40,651,141      45,197,903
        Accrued Expenses and
       Other Payables                 6,968,466       6,663,361
        Income Taxes Payable              319,130         176,077
                                   ------------     -----------
Total Current Liabilities            53,179,470      59,286,563

Long-Term Debt                       70,166,423      52,510,305
Deferred Tax Liability                  550,780         428,249
Other Long-Term Liabilities             192,122         215,917
                                         -----------     -----------

        Total Liabilities             124,088,795     112,441,034
                                    -----------    ------------

Commitments and Contingencies

Shareholders' Equity:
        Common Stock - No Par Value;
        Authorized 10,000,000 Shares;
        Issued  4,939,409 and
        4,867,184 Shares at June 30,
      1995 and March 31, 1995,
        respectively                  19,084,928        19,044,531
        Less:  Loans Receivable
      for Exercised Options           (342,557)         (413,212)
        Retained Earnings             16,334,756        16,025,262
                                       -------------      ------------
                                    35,077,127        34,656,581

        Less: Treasury Stock -
              At Cost; 104,237
              Shares at June 30,
              1995 and March 31,
              1995                     (516,625)         (516,625)

Total Shareholders' Equity          34,560,502        34,139,956
                                  -------------      ------------

Total Liabilities and
 Shareholders' Equity             $158,649,297       $146,580,990
                                  ------------       ------------

                See Notes to Consolidated Financial Statements

                             DATAFLEX CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)

                                     Three Months Ended June 30,
                                          1995         1994
                                      -----------    --------


Revenue                              $  110,324,924   $  53,774,489

Cost of Revenue                          98,425,105      47,975,001
                                     --------------   -------------
        Gross Profit                      11,899,819      5,799, 488

Selling, General &
 Administrative Expenses                  9,419,522        4,468,817
Amortization of Goodwill                    283,695           89,816
                                     --------------   --------------
        Operating Income                   2,196,602        1,240,855

Interest Expense, Net                     1,653,630          283,495
                                     --------------   --------------
Income Before Income Taxes                  542,972          957,360

Provision for Income Taxes                  233,478          436,736
                                     --------------   --------------
        Net Income                    $      309,494     $    520,624
                                     --------------   --------------

Earnings Per Common Shares           $         0.02     $       0.12
                                     --------------   --------------

Weighted Average Common
Shares Outstanding                        5,281,697        4,460,769
                                     --------------    -------------


                 See Notes to Consolidated Financial Statements

                           DATAFLEX CORPORATION
                   Consolidated Statements of Cash Flows
                              (Unaudited)

                                          Three Months Ended June 30,
                                             1995           1994
                                         ------------    ----------
Operating Activities:
        Net Income                         $  309,494      $  520,624
Adjustments to Reconcile
 Net Income to Net Cash:
        Depreciation and Amortization       1,047,848         538,503
        Amortization of Restricted
       Stock Grants                            40,397            -
        Deferred Taxes                        (10,496)         64,129
Change in Assets and Liabilities:
        Accounts Receivable                (8,716,195)     (1,240,689)
        Inventory                          (4,334,595)     (2,093,743)
        Other Current Assets                1,218,377       1,705,661
        Income Taxes Receivable                 -             (21,399)
        Other Assets                         (197,195)        (29,951)
        Accounts Payable                   (4,546,762)     (3,675,339)
        Accrued Expenses and
        Other Payables                        305,105      (1,161,353)
        Income Taxes Payable                  143,053         323,027
        Accrued Settlement                       -           (712,500)
                                         ------------    -------------

        Net Cash - Operating              (14,740,969)      (5,783,030)
                                         ------------    -------------

Investing Activities:
        Capital Expenditures                 (822,064)      (1,186,698)
        Acquisition of Businesses,
        Net of Cash Acquired                     -         (10,586,744)
                                         -------------    ------------

Net Cash - Investing                         (822,064)     (11,773,442)
                                         -------------    ------------

Financing Activities:
        Proceeds from Issuance
        of Notes Payable                   72,839,134        13,200,000
        Payments of Notes Payable         (57,191,506)      (10,420,043)
        Payments on Long-Term
        Borrowings                            (23,795)          173,468
        Receipts on Officers Loans
        Receivable                             70,655              -
        Proceeds - Common Stock
       and Options                               -               25,983
        Sale of Treasury Stock                   -               16,844
                                         ------------       -----------
Net Cash - Financing                       15,694,488         2,996,252

Net Increase (Decrease) in Cash               131,455       (14,560,220)
Cash - Beginning of Year                    5,589,741        15,946,749
                                         ------------       -----------
Cash - End of Year                      $   5,721,196       $ 1,386,529
                                        -------------       -----------

               See Notes to Consolidated Financial Statements

                      DATAFLEX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A)   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the Company and its wholly-owned subsidiary. As further described in Note B, the Company completed an acquisition on August 19, 1994 which has been accounted for as a pooling of interests. Accordingly, the Consolidated Statement of Operations and Cash Flows for the period ended June 30, 1994 have been restated. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

     In the opinion of management, the consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or the full year.

B)   ACQUISITION

     On August 19, 1994, the Company acquired all of the issued and outstanding common stock of Sunland Computer Services, Inc. ("Sunland"), a reseller and service provider of computer products, based in Tempe, Arizona. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements for the period ended June 30, 1994 have been restated to include the accounts and operations of Sunland.

     Sunland's net sales and net income for the three-month period ended June 30, 1994 were $6,765,000 and $62,000, respectively.

C)   INVENTORY

     Inventory consists of:

                                    June 30,       March 31,
                                      1995           1995
Finished Goods                     $29,651,482    $25,744,443
Spare Parts, Net                     6,712,250      6,284,694
                                   $36,363,732    $32,029,137

     Accumulated amortization of spare parts inventory was $1,831,070 and $1,554,217 at June 30, 1995 and March 31, 1995, respectively. Amortization expense amounted to $373,741 and $91,324 for the three-month periods ended June 30, 1995 and 1994, respectively.

D)   OTHER CURRENT ASSETS

     The balance in other current assets at June 30, 1995 and March 31, 1995 includes receivables from major vendors for returned goods, marketing and other programs of $8,940,191 and $9,895,946, respectively.

E)   RESTRICTED STOCK GRANTS

     In April 1995, the Company issued 72,225 shares of common stock to certain employees as part of amendments to existing employment agreements. Pursuant to the terms of the amended agreements, the shares are subject to certain restrictions which expire no later than March 31, 1998. The restrictions lapse equally each year for the term of the grant and with respect to all shares in the event of termination of employment for any reason other than "cause", voluntary termination for "good reason" and death or disability, as defined.
If at any time prior to the expiration of the restriction period, employment is terminated "for cause" or any other reason not provided for under the agreement, any such shares still subject to restrictions, as previously described, shall be transferred to the Company, without monetary consideration.

     The value of restricted stock grants, net of amortization, was $365,876 at June 30, 1995 and is included as a reduction to common stock in the accompanying consolidating balance sheet.

F)   SUBSEQUENT EVENT

     On August 4, 1995, the Company finalized an agreement to purchase substantially all of the assets and assume substantially all of the liabilities of Valtron Technologies, Inc. in Valencia, California for 476,191 shares of the Company's common stock with an approximate aggregate market value of $3,750,000 and subordinated notes totaling $1,000,000. The notes mature six months from the closing date and bear interest at 9% per annum.

     The historical results of the Company for the periods presented would not be materially different on a pro forma basis.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                                                   Percentage of Revenue
                                                   Quarters Ended June 30,
                                                  1995             1994
Revenue                                          100.0%            100.0%
Cost of Revenue                                   89.2              89.2
Gross Profit                                      10.8              10.8
Selling, General and Administrative Expenses       8.5               8.3
Amortization of Goodwill                            .3                .2
Operating Income                                   2.0               2.3
Interest Expense, Net                              1.5                .5
Income Before Income Taxes                          .5               1.8
Provision for Income Taxes                          .2                .8
Net Income                                          .3%              1.0%

QUARTER ENDED JUNE 30, 1995 COMPARED TO THE QUARTER ENDED JUNE 30, 1994

     Revenues increased by $56,551,000, or 105%, to $110,325,000 for the quarter ended June 30, 1995, as compared with $53,774,000 for the quarter ended June 30, 1994. The increase primarily relates to revenues contributed by prior year acquisitions which occurred in June and November 1994 and January 1995 which are in-part or not reflected in the prior fiscal quarter amounts. For the quarter, product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, increased by $50,757,000, or 104%. Service revenues, which include consulting, training, networking, on-site maintenance and project management, increased by $5,794,000, or 112%.

    Gross profit increased by 105%, or $6,101,000, from $5,799,000 in the first quarter of last year to $11,900,000 in the first quarter of the current fiscal year. This increase primarily relates to the gross profit contribution provided by the acquired companies. As a percentage of revenues, gross profit remained the same as last year.

    Selling, general and administrative expenses increased by 111%, or $4,951,000, from $4,469,000 in the first quarter of fiscal 1995 to $9,420,000 in the first quarter of fiscal 1996, primarily due to prior year acquisitions and increases in corporate infrastructure to support the growth of the Company. As a percentage of revenues, selling, general and administrative expenses increased to 8.5% in the quarter ended June 30, 1995 from 8.3% in the comparable quarter in the last fiscal year.

     Amortization of goodwill increased 216%, or $194,000, to $284,000 in the first quarter of fiscal 1996 from $90,000 in the comparable quarter of last year. This increase reflects the amortization of the excess of purchase price over net assets acquired and liabilities assumed for acquisitions in June and November 1994 and January 1995.

     Interest expense was $1,654,000 in the first quarter of fiscal 1996 compared to $284,000 in the comparable quarter last year. The increase primarily relates to increased borrowings in connection with the acquisitions in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was funded by the Company's Inventory and Working Capital Agreement with IBM Credit Corporation and cash flow from operations.

     Net cash used in investing activities of $822,000 reflects capital expenditures in support of the Company's growth. The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1996.

     Net cash provided by financing activities increased primarily due to the net increase in notes payable of $13,700,000 under an Inventory and Working Capital Agreement executed between the Company, Dataflex Southwest Corporation and IBM Credit Corporation.

     Management is continuing strategic actions initiated in March 1995 to reduce overall general and administrative costs by consolidating duplicative department functions resulting from fiscal 1995 acquisitions and by improving operating efficiencies.

     On August 4, 1995, the Company finalized an agreement to purchase substantially all of the assets and assume substantially all of the liabilities of Valtron Technologies, Inc. in Valencia, California for $1,000,000 in subordinated notes and 476,191 shares of the Company's common stock (see Note F to the consolidated financial statements).

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

     a.   Exhibits - None required to be filed for Part II of this report.

     b. No report on Form 8-K has been filed in the quarter applicable to this report.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 8, 1995


                                        DATAFLEX CORPORATION


                                   By:  /s/ Richard C. Rose
                                        Richard C. Rose
                                        Chairman and Chief Executive Officer



                                   By:  /s/ Raymond DioGuardi
                                        Raymond DioGuardi
                                        Senior Vice President, Finance