Form 10-K/A
period 1995-03-31
DATAFLEX CORP
filed 1995-08-22
CIK 355735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (Fee Required)  For the Fiscal year ended March 31, 1995

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

                                                       Exhibit 27
Dataflex Corporation
Financial Data Schedule
                                 <Article > 5

Exhibit 27 for Dataflex Corporation

[PERIOD-TYPE]                                           12 Months
[FISCAL-YEAR-END]                                  March 31, 1995
[PERIOD-END]                                       March 31, 1995
[CASH]                                                  5,589,741
[SECURITIES]                                                    0
[RECEIVABLES]                                          56,833,576
[ALLOWANCES]                                                    0
[INVENTORY]                                            32,029,137
[CURRENT-ASSETS]                                      106,257,440
[PP&E]                                                 15,743,831
[DEPRECIATION]                                          4,126,371
[TOTAL-ASSETS]                                        146,580,990
[CURRENT-LIABILITIES]                                  59,286,563
<Mortgages>                                             1,281,903
[PREFERRED-MANDATORY]                                           0
[PREFERRED]                                                     0
[COMMON]                                               19,044,531
[OTHER-SE]                                             15,095,425
[TOTAL-LIABILITY-AND-EQUITY]                          146,580,990
[SALES]                                               273,850,996
[TOTAL-REVENUES]                                      273,850,996
[CGS]                                                 242,563,938
<Total-Cost>                                          242,563,938
[OTHER-EXPENSES]                                       24,853,196
[LOSS-PROVISION]                                                0
[INTEREST-EXPENSE]                                      2,677,308
[INCOME-PRETAX]                                         3,756,554
[INCOME-TAX]                                            1,617,195
[DISCONTINUED]                                                  0
[EXTRAORDINARY]                                                 0
[CHANGES]                                                       0
[NET-INCOME]                                            2,139,359
[EPS-PRIMARY]                                                 .45
[EPS-DILUTED]                                                 .45

Notes:

Items reported as "zero" are not applicable or are immaterial to the consolidated financial position of the Company.

                             PART IV

ITEM 14 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

          (a)(1) Consolidated Financial Statements. The following consolidated financial statements are included in Part II,
                 Item 8:

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

Exhibit Number       Description of Document

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

(2)  Filed as an Exhibit to the Company's Form 8-K filed April 23, 1994.

     10.29 Asset Purchase Agreement between the Company and Granite Computer Products, Inc. dated March 21, 1994.

(3)  Filed as an Exhibit to the Company's Form 8-K filed June 16, 1994.

     10.30 Asset Purchase Agreement between the Company and Advantage Systems, Inc. dated May 23, 1994.

Exhibit Number       Description of Document

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

Exhibit Number       Description of Document

     10.44 Amendment to Employment Agreement by and between the Company and Peter H. Jackson filed on April 23, 1994 as part of the Asset Purchase Agreement between the Company and Granite Products, Inc.

     22        Subsidiaries.

     23        Consent of Price Waterhouse concerning S-8 Registration
               Statements.

     27        Financial Data Schedule

          (b) Reports on Form 8-K. A current report on Form 8-K/A, dated March 27, 1995, was filed relating to the audited and proforma financial statements of National Data Products, Inc. ("NDP").