Form 10-Q
period 1995-09-30
DATAFLEX CORP
filed 1995-11-15
CIK 355735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         September 30, 1995

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

As of November 13, 1995 there were 5,306,949 shares of the Registrant's Common Stock outstanding.

                                      DATAFLEX CORPORATION
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                                  September 30,        March 31,
                                                      1995             1995

                             Assets
Current Assets:
   Cash and Cash Equivalents                     $   3,563,325       $  5,589,741
   Accounts Receivable, Net                         64,864,402         56,833,576
   Inventory                                        39,500,963         32,029,137
   Deferred Tax Asset                                  426,031            311,660
   Other Current Assets                              9,255,726         11,493,326
                                                 _____________       ___________
Total Current Assets                               117,610,447        106,257,440

Property and Equipment, Net                         12,683,242         11,617,460
Other Assets                                         1,030,036            962,646
Goodwill                                            32,713,209         27,743,444
                                                 _____________       ____________
   Total Assets                                  $ 164,036,934       $146,580,990

                 Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of Long-Term Debt             $   7,635,996       $  7,249,222
   Accounts Payable                                 41,839,799         45,197,903
   Accrued Expenses and Other Payables               7,035,092          6,663,361
   Income Taxes Payable                                      -            176,077
                                                 _____________       ___________
Total Current Liabilities                           56,510,887         59,286,563

Long-Term Debt                                      67,767,309         52,510,305
Deferred Tax Liability                                 688,226            428,249
Other Long-Term Liabilities                            622,287            215,917
                                                 _____________       ___________
   Total Liabilities                               125,588,709        112,441,034

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares;
    Issued 5,420,852 and 4,867,184
    Shares at September 30, 1995
    and March 31, 1995, respectively                22,901,193        19,044,531
   Less:  Loans Receivable for
     Exercised Stock Options                          (334,692)         (413,212)
   Retained Earnings                                16,476,869        16,025,262
                                                 _____________       ____________
                                                    39,043,370        34,656,581

   Less:  Treasury Stock - At Cost;
    113,901 and 104,237 shares at
    September 30, 1995 and March 31,
    1995, respectively                                (595,145)         (516,625)
                                                 _____________       ___________
Total Shareholders' Equity                          38,448,225        34,139,956
                                                 _____________       ___________

Total Liabilities and
 Shareholders' Equity                            $ 164,036,934       $146,580,990

See Notes to Consolidated Financial Statements

                                      DATAFLEX CORPORATION
                              Consolidated Statements of Operations
                                           (Unaudited)


                            Three Months Ended            Six Months Ended
                               September 30,                September 30,
                            1995           1994           1995         1994
Revenue                $107,844,209    $ 57,879,421   $ 218,169,134  $111,653,910

Cost of Revenue          95,076,415      50,998,925     193,501,522    98,973,926
                       ____________    ____________   _____________  ____________
   Gross Profit          12,767,794       6,880,496      24,667,612    12,679,984

Selling, General
 and Administrative
 Expenses                10,161,821       5,113,878      19,581,342     9,582,695

Amortization of
 Goodwill                   316,301         108,000         599,996       197,816
                       ____________     ___________   _____________   ___________
Operating Income          2,289,672       1,658,618       4,486,274     2,899,473

Interest Expense, Net     2,040,350         461,102       3,693,980       744,597
                       ____________     ___________   _____________   ___________
Income Before Income
 Taxes                      249,322       1,197,516         792,294     2,154,876

Provision for
 Income Taxes               107,209         536,058         340,687       972,794
                       ____________     ___________   _____________   ___________
        Net Income     $    142,113     $   661,458   $     451,607   $ 1,182,082
                       ____________     ___________   _____________   ___________

Earnings Per
 Common Share          $       0.03     $      0.15   $        0.08   $      0.26
                       ____________     ___________   _____________   ___________

Weighted Average
 Common Shares
 Outstanding              5,630,194       4,502,272       5,455,945     4,481,514
                       ____________     ___________   _____________   ___________



See Notes to Consolidated Financial Statements

                                      DATAFLEX CORPORATION
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                               Six Months Ended September 30,
                                               1995                     1994
Operating Activities:
  Net Income                               $    451,607            $  1,182,082
Adjustments to Reconcile
 Net Income to Net Cash:
  Depreciation and Amortization               2,273,386               1,012,441
  Deferred Taxes                                145,606                  15,597
Changes in Assets and Liabilities:
  Accounts Receivable                        (6,527,699)            (10,795,108)
  Inventory                                  (6,572,705)            (10,779,282)
  Other Current Assets                        2,277,276                (358,978)
  Other Assets                                  (95,654)               (201,371)
  Accounts Payable                           (4,123,914)             (3,241,749)
  Accrued Expenses and
     Other Payables                            (527,051)                956,939
  Income Taxes Payable                         (176,077)                345,899
  Accrued Settlement                                  -                (712,500)
  Other Long-Term Liabilities                   450,370                       -
                                           ____________             ___________
Net Cash - Operating                        (12,424,855)            (22,576,030)
                                           ____________             ___________
Investing Activities:
  Capital Expenditures                       (1,772,402)             (2,302,528)
  Acquisition of Businesses,
    Net of Cash Acquired                       (692,246)             (9,743,773)
                                           ____________             ___________
Net Cash - Investing                         (2,464,648)            (12,046,301)
                                           ____________             ___________
Financing Activities:
  Proceeds from Issuance of
    Notes Payable                           122,279,727              31,360,836
  Payments of Notes Payable                (109,399,204)            (10,400,000)
  Payments on Long-Term Borrowings              (43,998)                      -
  Proceeds from Common Stock
     and Options                                 26,562                  51,166
  Sale of Treasury Stock                              -                  16,844
  Purchase of Treasury Stock                    (78,520)                      -
  Payments on Officers Loans
   Receivable for Exercised
   Stock Options                                 78,520                       -
                                           ____________             ___________
Net Cash - Financing                         12,863,087              21,228,846
                                           ____________             ___________
Net Decrease in Cash                         (2,026,416)            (13,393,485)
Cash - Beginning of Year                      5,589,741              15,946,749
                                           ____________             ___________
Cash - End of Year                       $    3,563,325            $  2,553,264
                                           ____________             ___________


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

       In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or the full year.

B)     ACQUISITION

       Effective July 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Valtron Technologies, Inc. in Valencia, California for 476,193 shares of the Company's common stock with an approximate aggregate market value of $3,750,000 and two subordinated notes aggregating $1,000,000. The notes mature six months from the closing date and bear interest at 9% per annum.

       The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Valtron have been included in the consolidated operating results since the date of acquisition.

       The cost of the acquisition has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The resulting goodwill will be amortized over 25 years on a straight line basis.

       The historical results of the Company for the periods presented would not be materially different on a pro forma basis.

C)     INVENTORY

       Inventory consists of:

                              September 30,         March 31,
                                  1995               1995

Finished Goods                $   33,761,643      $ 25,744,443
Spare Parts, Net                   5,739,320         6,284,694
                              ______________        ____________
                              $   39,500,963      $ 32,029,137


       Accumulated amortization of spare parts inventory was $2,377,306 and $1,554,217 at September 30, 1995 and March 31,
1995, respectively. Amortization expense amounted to $925,461 and $608,320 for the six-month periods ended September 30, 1995 and 1994, respectively.

D)     OTHER CURRENT ASSETS

       The balance in other current assets at September 30, 1995 and March 31, 1995 includes receivables from major vendors for returned goods, marketing and other programs of $8,100,445 and $9,895,946, respectively.

E)     CREDIT FACILITY

       The Company's credit facility with IBM Credit Corporation includes several financial covenants. As of September 30, 1995, the Company failed to meet certain financial ratios required under the agreement. IBM Credit Corporation waived these events of default.

F)     RESTRICTED STOCK GRANTS

       In April 1995, the Company issued 72,225 shares of common stock to certain employees as part of amendments to existing employment agreements. Pursuant to the terms of the amended agreements, the shares are subject to certain restrictions which expire no later than March 31, 1998. The restrictions lapse equally each year for the term of the grant and with respect to all shares in the event of termination of employment for any reason other than cause, voluntary termination for good reason and death or disability, as defined. If at any time prior to the expiration of the restriction period, employment is terminated for cause or any other reason not provided for under the agreement, any such shares still subject to restrictions, as previously described, shall be transferred to the Company, without monetary consideration.

       The value of restricted stock grants, net of amortization, was $326,174 at September 30, 1995 and is included as a reduction to common stock in the accompanying consolidating balance sheet.

G)     SHAREHOLDERS' EQUITY

       In September 1995, the Company's shareholders approved the resolution proposed by the Board of Directors to amend Article Fourth of the Company's Certificate of Incorporation to authorize the Company to issue 10,000,000 shares of Preferred Stock, without par value, and to increase the number of authorized shares of common stock, no par value, from 10,000,000 shares to 20,000,000 shares.

       As of September 30, 1995, there are no issued shares of Preferred Stock.


H)     SUPPLEMENTARY CASH FLOW INFORMATION:

       The following is a summary of supplementary cash flow information:


                                               Six Months Ended
                                                 September 30,
                                              1995           1994
Non Cash Investing
 and Financing activities:
  Business acquisitions:
    Accounts receivable acquired      $ 1,503,127      $13,486,566
    Inventory acquired                    899,121        4,765,395
    Fixed assets acquired                 858,406          536,174
    Other assets acquired                  39,676          352,702
    Debt issued and
     liabilities assumed                4,044,164       17,785,816
    Common stock issued                 3,750,000          500,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:


                                            Three Months Ended           Six Months Ended
                                                   September 30,             September 30,
                                                 1995        1994          1995        1994
Revenue                                          100.0%     100.0%         100.0%      100.0%
Cost of Revenue                                   88.2       88.1           88.7        88.6
Gross Profit                                      11.8       11.9           11.3        11.4
Selling, General and Administrative Expenses       9.4        8.8            9.0         8.6
Amortization of Goodwill                           0.3        0.2            0.3         0.2
Operating Income                                   2.1        2.9            2.0         2.6
Interest Expense, Net                              1.9        0.8            1.7         0.7
Income Before Income Taxes                         0.2        2.1            0.3         1.9
Provision for Income Taxes                         0.1        0.9            0.1         0.9
Net Income                                         0.1%       1.2%           0.2%        1.0%

PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO THE PERIOD ENDED
SEPTEMBER 30, 1994

       Revenues increased by $49,965,000, or 86.3%, to $107,844,000 for the quarter ended
September 30, 1995, as compared with $57,879,000 for the quarter ended September 30, 1994.
Revenues increased by $106,515,000, or 95.4%, to $218,169,000 for the six months ended
September 30, 1995, as compared with $111,654,000 for the six months ended September 30,
1994.  The increase primarily relates to revenues contributed by prior year acquisitions and continued growth in both the hardware and services segments of the Company's business.

       Product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, increased by $44,269,000, or 85.0%, to $96,350,000 for the quarter ended September 30, 1995 and $95,025,000, or 94.4%, to $195,726,000 for the six
months ended September 30, 1995.  Service revenues, which include consulting, training, networking, on-site maintenance and project management, increased by $5,696,000, or 98.2%, to $11,494,000 for the quarter ended September 30, 1995 and $11,490,000, or 104.9%, to
$22,443,000 for the six months ended September 30, 1995.  Revenue increases over the prior period reflect continued growth and the impact of recent acquisitions.

       Gross profit increased by 85.6%, or $5,887,000, from $6,881,000 in the same quarter of last year to $12,768,000.  Gross profit for the six month period ended September 30, 1995 increased by $11,988,000, or 94.5%, to $24,668,000 from $12,680,000 in the six-month period ended September 30, 1994.  This increase primarily relates to the gross profit contribution provided by the acquired companies.  As a percentage of revenues, gross profit remained approximately the same as last year.

       Selling, general and administrative expenses increased by 98.7%, or $5,048,000, from
$5,114,000 in the second quarter of fiscal year 1995 to $10,162,000 in the second quarter of fiscal 1996.  Selling, general and administrative expenses for the six-month period increased
$9,999,000, or 104.3%, from $9,583,000 in the prior year fiscal period to $19,581,000 in the six months ended September 30, 1995.  This increase is primarily due to current and prior year acquisitions.  As a percentage of revenues, selling, general and administrative expenses increased to 9.4% in the quarter ended September 30, 1995 from 8.8% in the comparable quarter in the last fiscal year.  For the six month period ended September 30, 1995, selling, general and administrative expenses, as a percentage of revenues, increased to 9.0% from 8.6% in the comparable period last fiscal year.  This increase is primarily due to the acquisition of Valtron
Technologies, Inc. in July 1995.

       Amortization of goodwill increased 192.9%, or $208,000, to $316,000 in the second quarter of fiscal 1996 from $108,000 in the comparable quarter of last year.  Amortization of goodwill increased $402,000, or 203.3%, for the six-month period ended September 30, 1995 from $198,000 in the same period last year.  This increase reflects the amortization of the excess of purchase price over net assets acquired and liabilities assumed for current and prior year acquisitions.

       Interest expense was $2,040,000 in the second quarter of fiscal 1996 compared to
$461,000 in the comparable quarter last year.  Interest expense was $3,694,000 for the six-
month period ended September 30, 1995 compared to $745,000 in the prior year period.  The increase primarily relates to higher interest costs associated with increased borrowings in connection with recent acquisitions and borrowings under the line of credit to fund working capital activities.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was funded by the Company's Inventory and
Working Capital Agreement with IBM Credit Corporation.

       Net cash used in investing activities of $2,465,000 primarily reflects capital expenditures in support of the Company's growth and expenses related to acquisitions during fiscal year 1995 and 1996.  The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1996.

       Net cash provided by financing activities increased primarily due to the net increase in notes payable under an Inventory and Working Capital Agreement executed between the
Company, Dataflex Southwest Corporation and IBM Credit Corporation.

       In July, the Company finalized the agreement to purchase substantially all of the assets and assume substantially all of the liabilities of Valtron Technologies, Inc. in Valencia,
California for $1,000,000 in subordinated notes and 476,191 shares of the Company's common stock with a value of $3,750,000 (see Note B to the consolidated financial statements).

       Management is continuing strategic actions initiated in March 1995 to reduce overall general and administrative costs by consolidating duplicative department functions resulting from fiscal 1995 acquisitions and by improving operating efficiencies.

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

       a.      The Annual Meeting of Stockholders of the Company was held on September 1,
               1995.  The Company solicited proxies in connection with the approval of the following matters:

               (1)     To elect two directors.

               (2)     To ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending March 31, 1996.

               (3)     To approve to increase the authorized common shares, no par value, of the Company from 10,000,000 shares to 20,000,000 shares.

               (4)     To approve to authorize the Company to issue 10,000,000 shares of
                       Preferred Stock, without par value.

       b.      All directors nominated by the Board of Directors of the Company were elected at the meeting.  Philip Doganiero was elected to the Company's Board of
               Directors.  Richard C. Rose was reappointed to the Company's Board of
               Directors.

       c.      The following Directors were duly elected, receiving the respective number of votes:

                                                         Number of Votes
                          Director                      For        Against    Abstain

                      Philip Doganiero              3,906,651      238,430        15,068
                      Richard C. Rose               3,894,450      250,656        16,043

               The ratification of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending March 31, 1996 was approved by a vote of
               4,124,325 shares in favor, 8,416 shares against and 12,584 shares abstained.

               The Board of Director's resolution proposing to increase the authorized common shares, no par value, of the Company from 10,000,000 shares to 20,000,000 shares was approved by a vote of 3,652,047 in favor, 382,581 shares against and
               28,792 shares abstained.

               The Board of Director's resolution proposing to authorize 10,000,000 shares of
               Preferred Stock, without par value, was approved by a vote of 1,544,713 in favor, 1,183,336 shares against and 35,553 shares abstained.

Item 6.    Exhibits and Reports on Form 8-K

       a.      Exhibit 27 - Financial Data Schedule

       b.      No report on Form 8-K has been filed in the quarter applicable to this report.



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1995


                                             DATAFLEX CORPORATION


                                     By:      /s/ Richard C. Rose
                                             Richard C. Rose
                                             Chairman and Chief Executive Officer



                                     By:      /s/ Raymond DioGuardi
                                             Raymond DioGuardi
                                             Senior Vice President, Finance
                                             and Chief Financial Officer



