Form 10-Q
period 1995-12-30
DATAFLEX CORP
filed 1996-02-14
CIK 355735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       December 31, 1995


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

          As of February 9, 1995 there were 5,307,701 shares of the Registrant's Common Stock outstanding.



          DATAFLEX CORPORATION
       Consolidated Balance Sheets
               (Unaudited)

                                                December 31,        March 31,
                                                   1995                1995
Assets
Current Assets:
   Cash and Cash Equivalents                    $    948,675       $ 5,589,741
   Accounts Receivable, Net                       76,625,245         56,833,576
   Inventory                                      57,879,812         32,029,137
   Deferred Tax Asset                                557,858            311,660
   Other Current Assets                           11,109,646         11,493,326
Total Current Assets                             147,121,236        106,257,440

Property and Equipment, Net                       12,767,074         11,617,460
Other Assets                                         881,659            962,646
Goodwill                                          32,529,102         27,743,444

   Total Assets                            $     193,299,071   $    146,580,990

  Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of Long-Term Debt            $  7,825,543        $ 7,249,222
   Accounts Payable                               56,320,679         45,197,903
   Accrued Expenses and Other Payables             9,392,510          6,663,361
   Income Taxes Payable                                   -             176,077
Total Current Liabilities                         73,538,732         59,286,563

Long-Term Debt                                    79,979,861         52,510,305
Deferred Tax Liability                               678,031            428,249
Other Long-Term Liabilities                          536,718            215,917

   Total Liabilities                             154,733,342        112,441,034

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,421,602 and 4,867,184 Shares at
    December 31, 1995 and March 31, 1995,
    respectively                                  22,943,923         19,044,531
   Less:  Loans Receivable for Exercised
     Stock Options                                  (413,212)          (413,212)
   Retained Earnings                              16,630,163         16,025,262
                                                  39,160,874         34,656,581
   Less:  Treasury Stock - At Cost;
    113,901 and 104,237 shares at December
    31, 1995 and March 31, 1995, respectively       (595,145)          (516,625)
Total Shareholders' Equity                        38,565,729         34,139,956

Total Liabilities and Shareholders' Equity  $    193,299,071    $   146,580,990

See Notes to Consolidated Financial Statements

              DATAFLEX CORPORATION
          Consolidated Statements of Operations
             (Unaudited)

                        Three Months Ended           Nine Months Ended
                        December 31,                 December 31,
                        1995          1994           1995          1994

Revenue                 $ 122,634,745 $ 64,135,240   $ 340,803,879 $ 175,789,150

Cost of Revenue           108,960,438   56,578,823     302,461,959   155,552,749

   Gross Profit            13,674,307    7,556,417      38,341,920    20,236,401

Selling, General and
 Administrative Expense    11,050,498    5,613,083      30,631,840    15,195,778
Amortization of Goodwill      332,553      111,153         932,548       308,969

   Operating Income         2,291,256    1,832,181       6,777,532     4,731,654

Interest Expense, Net       2,022,323      617,764        5,716,303    1,362,361

Income Before Income Taxes    268,933     1,214,417       1,061,229    3,369,293

Provision for Income Taxes    115,641       529,173         456,328    1,501,967

   Net Income              $  153,292   $   685,244      $  604,901   $1,867,326


Earnings Per Common Share  $     0.03   $      0.15       $    0.11   $     0.41

Weighted Average Common
   Shares Outstanding       5,353,595      4,694,937        5,421,829  4,566,494


See Notes to Consolidated Financial Statements

        DATAFLEX CORPORATION
        Consolidated Statements of Cash Flows
          (Unaudited)

                                        Nine Months Ended December 31,
                                            1995                1994

Operating Activities:
  Net Income                             $    604,901        $ 1,867,326
Adjustments to Reconcile
 Net Income to Net Cash:
  Depreciation and Amortization             3,512,648           1,590,436
  Deferred Taxes                                3,584              82,270
Changes in Assets and Liabilities:
  Accounts Receivable                     (18,288,542)          (3,138,571)
  Inventory                               (24,951,554)          (4,496,907)
  Other Current Assets                        423,356           (3,495,538)
  Other Assets                                 27,993             (104,278)
  Accounts Payable                         10,356,968           (6,829,430)
  Accrued Expenses and Other Payables       2,134,395            1,083,200
  Income Taxes Payable (Receivable)          (176,077)             219,311
  Accrued Settlement                                -             (712,500)
  Other Long-Term Liabilities                 320,801             (115,290)

Net Cash - Operating                      (26,031,527)         (14,049,972)

Investing Activities:
  Capital Expenditures                     (2,698,859)          (3,215,221)
  Acquisition of Businesses, Net of Cash   (1,144,720)         (12,023,431)

Net Cash - Investing                       (3,843,579)         (15,238,652)

Financing Activities:
  Proceeds from Issuance of Notes Payable  197,943,280          34,546,645
  Payments of Notes Payable               (172,594,660)        (20,668,005)
  Payments on Long-Term Borrowings             (65,997)                -      -
  Proceeds from Common Stock and Options        29,937             275,666
  Sale of Treasury Stock                           -                54,239
  Purchase of Treasury Stock                   (78,520)                -

Net Cash - Financing                        25,234,040          14,208,545

Net Decrease in Cash                        (4,641,066)        (15,080,079)
Cash - Beginning of Year                     5,589,741          15,946,749
Cash - End of Year                       $     948,675     $       866,670


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

B)   ACQUISITION

     Effective July 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Valtron Technologies, Inc. in Valencia, California for 476,193 shares of the Company's common stock with an approximate aggregate market value of $3,750,000 and two subordinated notes aggregating $1,000,000. The notes mature in February 1996 and bear interest at 9% per annum.

     Pursuant to the purchase agreement, the Company guaranteed to one of the selling shareholders one-half the dollar value of the aggregate purchase price in cash or additional shares of common stock. As a result, the Company expects to issue approximately 165,000 additional shares of common stock.

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

C)   INVENTORY
     Inventory consists of:
                                 December 31,       March 31,
                                    1995             1995

Finished Goods                  $  49,609,708     $ 25,744,443
Spare Parts, Net                    8,270,104        6,284,694
                                _____________     ____________
                                $  57,879,812     $ 32,029,137


     Accumulated amortization of spare parts inventory was $2,969,014 and $1,554,217 at December 31, 1995 and March 31, 1995,
respectively. Amortization expense amounted to $1,488,575 and $682,047 for the nine-month periods ended December 31, 1995 and 1994, respectively.

D)   OTHER CURRENT ASSETS

     The balance in other current assets at December 31, 1995 and March 31, 1995 includes receivables from major vendors for returned goods, marketing and other programs of $9,847,221 and $9,895,946, respectively.

E)   CREDIT FACILITY

     The Company's credit facility with IBM Credit Corporation includes the repayment of a promissory note and several financial covenants. As of December 31, 1995, the Company failed to meet the terms of the promissory note and to meet certain financial ratios required under the agreement. IBM Credit Corporation waived these events of default and has agreed to modify the existing agreement subject to the completion of raising additional financing. (See
Note I)

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

     The value of restricted stock grants, net of amortization, was $286,819 at December 31, 1995 and is included as a reduction to common stock in the accompanying consolidating balance sheet.

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

     As of December 31, 1995, there are no issued shares of Preferred Stock.

H)   SUPPLEMENTARY CASH FLOW INFORMATION:

     The following is a summary of supplementary cash flow information:

                                         Nine Months Ended
                                           December 31,
                                         1995          1994

Non Cash Investing and
 Financing activities:
   Business acquisitions:
    Accounts receivable acquired     $ 1,503,127    $ 14,362,690
    Inventory acquired                   899,121       5,484,911
    Fixed assets acquired                858,406         543,788
    Other assets acquired                 39,676         426,512
    Debt issued and
      liabilities assumed              4,044,164      19,254,698
    Common stock issued                3,750,000         500,000


I)   SUBSEQUENT EVENT

     In January 1996, the Company entered into an Investment Agreement with Recovery Equity Investors II, L.P. (REI) whereby REI will invest $10 million in Dataflex in exchange for 3.2 million shares of a new class of Preferred Stock. The agreement with REI is contingent upon Dataflex selling at least $10 million of subordinated debt, modifying its existing borrowing agreements and satisfying certain other conditions. MANAGEMENT'S DISCUSSION AND




ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                         Three Months Ended      Nine Months Ended
                             December 31,           December 31,
                      1995          1994          1995        1994
Revenue              100.0%        100.0%        100.0%      100.0%
Cost of Revenue       88.9          88.2          88.7        88.5
                     _____         _____         _____       _____
Gross Profit          11.1          11.8          11.3        11.5
Selling, General and
 Administrative
 Expenses              9.0           8.8           9.0         8.6
Amortization of
 Goodwill              0.3           0.2           0.3         0.2
                     _____         _____         _____        ____
Operating Income       1.8           2.8           2.0         2.7
Interest Expense, Net  1.6           1.0           1.7         0.8
                       ___           ___           ___         ___
Income Before
 Income Taxes          0.2           1.8           0.3         1.9
Provision for
 Income Taxes          0.1           0.8           0.1         0.9
                     ______          ____          ____        ____
Net Income             0.1%          1.0%          0.2%        1.0%

PERIOD ENDED DECEMBER 31, 1995 COMPARED TO THE PERIOD ENDED
DECEMBER 31, 1994

     Revenues increased by $58,500,000, or 91.2%, to $122,635,000 for the quarter ended December 31, 1995, as compared with $64,135,000 for the quarter ended December 31, 1994. Revenues increased by $165,015,000, or 93.9%, to $340,804,000 for the nine months ended December 31, 1995, as compared with $175,789,000 for the nine months ended December 31, 1994. The increase primarily relates to revenues contributed by prior year acquisitions and continued growth in both the hardware and services segments of the Company's business.

     Product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, increased by $52,520,000, or 92.0%, to $109,600,000 for the quarter ended
December 31, 1995 and $147,545,000, or 93.5%, to $305,326,000 for
the nine months ended December 31, 1995. Service revenues, which include consulting, training, networking, on-site maintenance and project management, increased by $5,980,000, or 84.8%, to $13,034,000 for the quarter ended December 31, 1995 and $17,470,000, or 97.0%, to $35,478,000 for the nine months ended
December 31, 1995. Revenue increases over the prior period reflect continued growth and the impact of recent acquisitions.

     Gross profit increased by 81.0%, or $6,118,000, from $7,556,000 in the same quarter of last year to $13,674,000. Gross profit for the nine month period ended December 31, 1995 increased by $18,106,000, or 89.5%, to $38,342,000 from $20,236,000 in the nine-month period ended December 31, 1994. This increase primarily relates to the gross profit contribution provided by the acquired companies. As a percentage of revenues, gross profit remained approximately the same as last year.

     Selling, general and administrative expenses increased by 96.9%, or $5,437,000, from $5,613,000 in the third quarter of fiscal 1995 to $11,050,000 in the third quarter of fiscal 1996. Selling, general and administrative expenses for the nine-month period increased $15,436,000, or 101.6%, from $15,196,000 in the prior year fiscal period to $30,632,000 in the nine months ended December 31, 1995. This increase is primarily due to current and prior year acquisitions. As a percentage of revenues, selling, general and administrative expenses increased to 9.0% in the quarter ended December 31, 1995 from 8.8% in the comparable quarter in the last fiscal year. For the nine month period ended December 31, 1995, selling, general and administrative expenses, as a percentage of revenues, increased to 9.0% from 8.6% in the comparable period last fiscal year. This increase is primarily due to the acquisition of Valtron Technologies, Inc. which has a higher selling, general and administrative percentage as a percentage of revenues.

     Amortization of goodwill increased 199.2%, or $221,000, to $333,000 in the third quarter of fiscal 1996 from $112,000 in the comparable quarter of last year. Amortization of goodwill increased $624,000, or 201.8%, for the nine-month period ended December 31, 1995 from $309,000 in the same period last year. This increase reflects the amortization of the excess of purchase price over net assets acquired and liabilities assumed for current and prior year acquisitions.

     Interest expense was $2,022,000 in the third quarter of fiscal 1996 compared to $618,000 in the comparable quarter last year. Interest expense was $5,716,000 for the nine-month period ended December 31, 1995 compared to $1,362,000 in the prior year period. The increase primarily relates to higher interest costs associated with increased borrowings in connection with recent acquisitions and borrowings under the line of credit to fund working capital activities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was funded by the Company's Inventory and Working Capital Agreement with IBM Credit
Corporation.

     Net cash used in investing activities of $3,843,579 primarily reflects capital expenditures in support of the Company's growth and expenses related to acquisitions during fiscal year 1995 and 1996. The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1996.

     Net cash provided by financing activities increased primarily due to the net increase in notes payable under an Inventory and Working Capital Agreement executed between the Company, Dataflex
Southwest Corporation and IBM Credit Corporation.

     In January 1996, the Company reached an agreement with Recovery Equity Investors II, L.P. ("REI") whereby REI will invest $10 million in exchange for 3.2 million shares of a new class of Preferred Stock. The agreement is contingent upon the Company selling at least $10 million of subordinated debt, modifying its existing borrowing agreements and satisfying certain other conditions.

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

Dated: February 13, 1996
                                        DATAFLEX CORPORATION


                                   By: /s/Richard C. Rose
                                       ___________________________
                                        Richard C. Rose
                                        Chairman and Chief
                                         Executive Officer

                                   By: /s/ Raymond DioGuardi
                                       ___________________________
                                       Raymond DioGuardi
                                        Senior Vice President,
                                        Finance
                                        and Chief Financial Officer