Form 10-K
period 1996-03-31
DATAFLEX CORP
filed 1996-07-15
CIK 355735

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-K

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)  For the
     Fiscal year ended March 31, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from to


                  Commission File No. 0-15551

                      DATAFLEX CORPORATION
     (Exact name of Registrant as specified in its charter)

          New Jersey                22-163376
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)
          3920 Park Avenue
      Edison, New Jersey                               08820
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (908) 321-1100


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

The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for July 2, 1996, and reported by the National Quotations Bureau,
Inc. was $33,192,913.

As of July 2, 1996 there were 5,483,061 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The information required by
Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A.

                        TABLE OF CONTENTS

ITEM                                                         PAGE

Part I

     1.   Business                                              1

     2.   Properties                                            5

     3.   Legal Proceedings                                     6

     4.   Submission of Matters to a Vote of Security Holders   6

Part II

     5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                   6

     6.   Selected Financial Data                               7

     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9

     8.   Consolidated Financial Statements and Supplementary
          Data                                                 13

     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  13

Part III

     10.  Directors and Executive Officers of the Registrant   13

     11.  Executive Compensation                               13

     12.  Security Ownership of Certain Beneficial Owners and
          Management                                           13

     13.  Certain Relationships and Related Transactions       13

Part IV

     14.  Exhibits, Consolidated Financial Statement Schedules
          and Reports on Form 8-K                              14

                              Part I

Item 1 - Business

General

     Dataflex Corporation, ("Dataflex" or the "Company"), established in 1976, is a nationally recognized direct marketer of desktop computer equipment and related products supplied primarily by major manufacturers, including IBM, Compaq, Hewlett-Packard and Apple. The Company provides its clients with single-source, value-added desktop computing solutions and services, including product sales, system integration, network installation, help desk support, training, consultation services and equipment repair maintenance. The Company is also a certified Lotus and Microsoft Education Center, capable of providing on or off-site manufacturer authorized education.

     Subsequent to its fiscal 1996 year-end, the Company sold certain assets and transferred certain liabilities of its Western Region (comprising the Company's former offices in Alameda, Anaheim and San Diego, California and Tempe and Tucson, Arizona) and its Valtron Division, located in Valencia, California. The cash received from these divestitures, which is expected to be approximately $45.0 million based on the terms of the agreements, will be used to reduce the Company's debt. The Company recorded a pre-tax loss of approximately $4.6 million in fiscal 1996 on the disposition of these businesses.

     The services business continues to be the fastest growing segment of the Company's operations and includes dedicated on-site remedial and nonremedial maintenance support to its customers through the Company's Mainsite program, field service repairs and maintenance, system configuration, asset management, authorized training centers, LAN/WAN consulting and system integration, help desk support through its toll-free support line for all computer and computer related problems, and FlexStaff, which provides dedicated high-end technical support on a contract basis to customers for short and long-term requirements. In addition, the Company has developed a national network of service partners to enhance its ability to deliver nationwide, on-site services to our customers.

     The Company's customers are business organizations with diverse desktop computing requirements located throughout the United States. Dataflex focuses its efforts on customer service. In connection therewith, the Company conducts ongoing training for its associates, continuously monitors response and repair time regarding customer requests and concerns, measures delivery time for services and conducts customer surveys to determine the level of customer satisfaction.

     Dataflex Corporation, headquartered in Edison, New Jersey, has offices in Bensenville, Illinois; Milwaukee, Wisconsin; Tallahassee, Orlando, Lake Wales, Hollywood and Clearwater, Florida; Memphis, Tennessee; Atlanta, Georgia and New York City.

Industry

     Since 1988, the computer industry's rate of revenue growth has been affected by the introduction of many lines of low priced clones, significant price reductions by major manufacturers and the introduction of networking technology. The Company believes the computer industry does not function along the traditional supply and demand principle, as in many cases product shortages result in lower pricing to customers. Due to increasing supply shortages and decreasing profit margins, the industry has been consolidating since the early 1990's, as larger resellers acquire smaller, strategically-located resellers to increase their market share.

     The industry continues to experience growth rates of 20-25%, however, prices and profit margins continue to decrease.
Industry studies have shown that 80% of the five-year cost of businesses owning personal computers is in the maintenance, training and support, not the hardware and software acquisition costs. Consequently, the industry believes future growth will come from a continuing demand for higher technology, such as wireless LAN's and multimedia, as well as for integration services and training.

Marketing and Sales

     Dataflex's marketing focus is primarily on Fortune 2000 companies. The Company believes that these customers are increasingly dependent on their suppliers to provide, in addition to competitive pricing, a consultative approach to their desktop computer equipment needs. This approach addresses purchasing, compatibility, maintenance, support, networking, training and obsolescence. Dataflex utilizes this approach, seeking to help customers analyze costs, improve user satisfaction and maintain administrative control over their desktop computer equipment.
The Company markets solutions to both existing and potential customers with the objective of becoming the customers' "preferred provider" of comprehensive information technology services and product acquisition. The Company believes that the range of services and solutions offered provides it with significant competitive advantages in the information technology marketplace.

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

     The Company believes that its ability to provide accurate and timely information to customers is integral to the success of its marketing efforts. Accordingly, the Company is continuing to develop its internal information systems. These internal information systems will provide members of the Company's marketing and sales staff, as well as customers, with current information regarding the products offered for sale, including information on availability, pricing, order status and purchasing requests.

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

Products and Principal Suppliers

     The Company offers over 25,000 PC/Networking hardware and software SKU's from over 500 vendors, including IBM, Compaq, Hewlett Packard, Apple, Microsoft and Lotus. Products include desktop and laptop PC's, servers, monitors, peripherals, operating system and application software and individual components. Due to the Company's purchasing power with its major vendors, the Company enjoys the greatest available discounts. In addition, the Company purchases direct from IBM to obtain its "C" level pricing, as well as from Compaq for its US level "1" pricing; both represent the highest discount level offered for their respective products. The Company continually evaluates new products from existing vendors, and seeks out new products and/or new vendors as technology develops and needs arise.

     The Company's southeast region is an exclusive Apple sales agent to Kindergarten through 12th grade education accounts in Florida, Tennessee, Alabama, Louisiana, Arkansas, Mississippi, Georgia, North Carolina and South Carolina. Under this program, Apple is responsible for product distribution, inventories and carrying the customers' receivables. Apple is the primary product used by educational institutions in the United States and has authorized only 15 dealers nationwide.

     Sales of IBM products constituted approximately 31%, 23% and 58% of the Company's revenue during the years ended March 31, 1996, 1995 and 1994, respectively. Sales of Compaq products constituted approximately 13%, 13% and 15% of the Company's revenue during the years ended March 31, 1996, 1995 and 1994, respectively. No other manufacturer's products accounted for more than 10% of the Company's revenues. No one customer accounted for more than 10% of the Company's revenues during the years ended March 31, 1996, 1995 and 1994.

     The Company receives discretionary subsidies from certain manufacturers to promote sales and support activities relating to their products. Some of these subsidies have been used to expand the array of the Company's sales and support services and to reimburse the Company for, and to accelerate, its expansion into additional areas relating to those manufacturers' products and services.

     The Company's authorized dealership agreements may be terminated by the manufacturer or the Company without cause upon notice with periods ranging from 30 to 90 days, and immediately, under certain circumstances. In addition, while each agreement is generally subject to renewal on an annual basis, there can be no assurance that such agreements will be renewed. The termination or non-renewal of the IBM and Hewlett-Packard dealership agreement would have a material adverse effect on the Company's business. The Company believes that its relationships with its major suppliers are excellent.

Services

     The Company provides a vast array of services to support product sales. Services are offered on a per PC or complete
project basis.   Total services revenue for fiscal 1996, 1995 and
1994 were $49,569,000, $27,319,000 and $14,157,000, respectively.

     Product Maintenance: The Company offers contracts to customers for both on-site ("MainSite ") and off-site product maintenance. These maintenance contracts generally require the Company to maintain desktop computer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually. In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others.

     FlexStaff: Dataflex offers to its customers its resources for on-site technical consulting assignments. These contracts are generally for less than one year and provide customers with resources to meet their internal technical needs such as project management, application development, hardware maintenance, help desk, network design and implementation and systems integration.

     HelpDesk: The Company provides unlimited help desk support to registered end users via a dedicated toll-free number.
Support is provided for industry standard applications, utilities and operating system software.

     Training:   Dataflex offers authorized training for
Microsoft and Lotus Notes at both customer sites and its regional training locations. All trainers must be certified instructors prior to teaching any course. To be certified, instructors must receive a minimum of 100 hours of training and satisfactory completion of multiple exams. Instructors also develop applications with the products they are authorized to teach.

     LAN Support Plus: The Company provides consulting services to help customers define, design, implement and support local and wide-area networks. Dataflex professionals and the customer develop a needs analysis and agree upon an implementation plan for the LAN/WAN systems. Dataflex and customer professionals then work together in implementing and supporting the LAN/WAN.

Personnel

     On March 31, 1996, excluding personnel assigned to the Western Region and the Valtron Division, the Company employed 811 full-time personnel of which 186 are responsible for marketing and sales, 374 for services, 99 for operations, 57 for finance, 16 for MIS and 79 for administrative functions. None of the Company's personnel is represented by a union, and the Company believes its relationships with its personnel to be satisfactory.

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

Item 2 - Properties

     The Company's corporate headquarters and eastern regional
office are located in Edison, New Jersey.  The Company leases approximately 50,000 square feet of which 30,000 square feet is office space.  The lease term expires March 31, 2000 and provides for rent increases on April 1, 1996 and April 1, 1999 based on increases in the Consumer Price Index.  In addition, the Company has additional leases for each primary regional office, excluding leases related to the Western Region and Valtron Division, which were terminated in connection with the sale of these businesses described in Item 1, as follows:
Regional Office     Square Footage Principal Use  Expiration Date


Dataflex East:
Edison, NJ          44,000    Warehouse      December 31, 1996
New York City, NY    5,463    Sales/Training March 30, 2003
New York City, NY    1,571    Service        May 31, 1997

Dataflex Midwest:

Bensenville, IL     38,965    Sales/Service  April 30, 2001
Milwaukee, WI        1,633    Sales          January 31, 1997

Dataflex Southeast:

Tallahassee, FL       4,500   Sales/Service  September 30, 1999
Lake Wales, FL        5,700   Sales/Service  January 1, 1997
Hollywood, FL         4,500   Sales/Service  May 31, 1998
Orlando, FL           4,929   Sales/Service  November 1, 1996
Memphis, TN           4,963   Sales/Service  May 11, 1998
Atlanta, GA           6,425   Sales/Service  January 31, 2001

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders.


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
                                        Prices
                                   High      Low
Year Ended March 31, 1996
First Quarter                      10.125     7.25
Second Quarter                       8.25     5.5
Third Quarter                        6.75     3
Fourth Quarter                       5.125    3.125

Year Ended March 31, 1995
First Quarter                        9.25      6.563
Second Quarter                       8         6.75
Third Quarter                        10.75     7.625
Fourth Quarter                       10.125    7.25

     On July 2, 1996, the closing price of the Common Stock as reported on the NASDAQ National Market System was $7.125 per share. On July 2, 1996, there were 506 holders of record of the Company's Common Stock.

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

Item 6 - Selected Financial Data

     Selected financial data is set forth below as of and for each of the five fiscal years ended March 31, 1996. The financial data for periods prior to fiscal 1996 have been restated to include the results of operations and financial position of Sunland Computer Services, Inc, which was acquired in August 1994 and accounted for under the pooling of interests method. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes thereto included elsewhere in this report.

                                  For the Years Ended March 31,
                           (In thousands, except per share data)

                    1996       1995      1994     1993    1992
Income Statement Data:
Revenue            $472,102  $273,851  $122,348 $ 77,306 $ 99,031
Cost of Revenue     419,592   242,564   108,818   65,555   80,733
Gross Profit         52,510    31,287    13,530   11,751   18,298
Selling, General
  and Administrative
  Expenses           42,995    24,259    10,675   10,272   11,116
Amortization of
  Goodwill            1,265       594         0        0        0
Restructuring and
  Other Charges       5,353         0         0        0        0

Operating Income      2,897     6,434     2,855    1,479    7,182
Interest (Expense)
  Income             (8,063)   (2,677)        4      (13)    (123)
Loss on Dispositions
  of Businesses      (4,632)        0         0        0        0
Litigation Settlement
  and Related Costs       0         0      (847)       0        0
(Loss) Income Before
  Income Taxes       (9,798)    3,757    2 ,012    1,466    7,059
(Benefit from) Provision
  for Income Taxes   (3,463)    1,617       884      653    2,931
Net (Loss) Income  $ (6,335)  $ 2,140    $1,128    $ 813   $4,128

(Loss) Earnings per
  Common Share   $     (1.22)  $   .45  $  .28    $  .20   $  .95
Weighted Average Common
   Shares              5,214     4,733   4,085     4,080    4,335


Balance Sheet Data:  (as of March 31)

                    1996         1995     1994     1993   1992

Working Capital   $ 59,031   $ 46,971   $22,629 $20,973 $20,722
Total Assets       170,313    146,581    56,337  37,943  42,179
Long-Term Debt      54,062     52,510       228    -0-      213
Total Shareholders'
  Equity            31,848     34,140    26,680  25,338  24,970


Item 7     -   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Background

     During fiscal years 1995 and 1996, the Company acquired the assets of the following companies:

     April 1994     -   Granite Computer Products, Inc. ("Granite")

     June 1994      -   Advantage Systems, Inc. ("Advantage")
     August 1994    -   Sunland Computer Services, Inc. ("Sunland")

     November 1994  -   Hagen Computer Systems, Inc. ("Hagen")
     January 1995   -   National Data Products, Inc. ("NDP")

     July 1995      -   Valtron Technologies, Inc. ("Valtron")


     The financial results of these acquisitions are included in the Company's results of operations from their respective dates of acquisition except for Sunland, which was accounted for under the pooling of interests method resulting in a restatement of all periods presented.

     Subsequent to its March 31, 1996 year end, the Company sold substantially all the assets and transferred substantially all the liabilities of its Western Region (comprising the Granite, Hagen and Sunland acquisitions) and its Valtron Division. The divestitures are consistent with the Company's objective to improve its financial position, reduce interest expense and consolidate operations. The sale of the Western Region changed the strategic direction of the Company, thereby diminishing the need for its Valtron Division.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                                       Percentage of Revenue
                                       Years ended March 31,


                                1996            1995        1994
Revenue                        100.0%           100.0%       100.0%

Cost of Revenue                 88.9             88.6         88.9

Gross Profit                    11.1             11.4         11.1

Selling, General &
  Administrative Expenses        9.1              8.8          8.7

Amortization of Goodwill         0.3              0.2          0.0

Restructuring and Other Charges  1.1              0.0          0.0

Operating Income                  .6              2.3          2.3

Interest (Expense), Net         (1.7)            (0.9)         0.0

Loss on Dispositions of
 Businesses                     (1.0)             0.0          0.0
Litigation Settlement and Related
  Costs                          0.0              0.0         (0.7)

(Loss) Income Before
 Income Taxes                   (2.1)             1.4          1.6

(Benefit from) Provision for
  Income Taxes                   0.7              0.6          0.8

Net (Loss) Income               (1.3%)            0.8%         0.8%


Fiscal Year Ended March 31, 1996 Compared to March 31, 1995

     Revenues increased by 72.4%, or $198,251,000, from $273,851,000 for the fiscal year ended March 31, 1995 ("fiscal 1995") to $472,102,000 for the fiscal year ended March 31, 1996 ("fiscal 1996"). The increase primarily relates to a full year of revenues contributed by the companies acquired during fiscal 1995 of $190,000,000. Product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, accounted for approximately 89.5% of total revenues and increased by $176,001,000, or 71.4%. Service revenues, which include consulting, training, on-site maintenance and project management, accounted for approximately 10.5% of total revenues and increased by $22,250,000, or 81.4%.

     Gross profit increased by 67.8%, or $21,223,000, from $31,287,000 in fiscal 1995 to $52,510,000 in fiscal 1996. This increase during fiscal 1996 primarily relates to the gross profit contribution provided by the acquired companies. As a percentage of revenues, gross profit decreased to 11.1% in fiscal 1996 as compared to 11.4% in fiscal 1995. This decrease reflects lower margins in the services business due to incremental costs associated with the continued investment in the development of the services business. Hardware margins are consistent with those for fiscal 1995.

     Selling, general and administrative expenses increased by 77.2%, or $18,736,000, from $24,259,000 in fiscal 1995 to
$42,995,000 in fiscal 1996, primarily due to the recent acquisitions and increases in corporate infrastructure to support the growth of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 8.9% in fiscal 1995 to 9.1% in fiscal 1996. This increase is primarily due to the acquisition of Valtron, which has higher selling, general and administrative expenses as a percentage of revenues.

     Amortization of goodwill of $1,265,000 in fiscal 1996, as compared to $594,000 in fiscal 1995, reflects a full year of amortization in fiscal 1996, whereas fiscal 1995 includes a partial year of amortization due to the timing of recent acquisitions.

     Restructuring and other charges represent the estimated costs to enhance the Company's operational and administrative efficiencies through consolidations of operations and information systems. The charges relate primarily to dispositions and write-downs of inventory and spare parts of $2,700,000, employee termination benefits of $1,200,000, write-offs of computer systems of $1,000,000 and other charges of $400,000. Inventory write-offs relate primarily to a reduction in the net realizable value of inventory product line in which the Company no longer intends to conduct business. Employee termination benefits relate largely to one-time payments to former Company executives resulting from the termination of their contracts and other benefits to be provided to line employees terminated due to consolidation and elimination of certain positions. Systems write-offs relate primarily to the replacement of older computer systems with new, upgraded systems.

     Loss on dispositions of businesses represents the aggregate difference between the carrying value of the net assets of the businesses to be sold and the estimated net realizable value of these net assets. As described previously, the Company sold substantially all the assets and transferred substantially all the liabilities of its Western Region and its Valtron Division subsequent to its fiscal 1996 year-end. The Company recorded a loss of approximately $4.6 million in fiscal 1996 on the dispositions of these businesses.

     Interest expense, net of interest income was $8,064,000 in fiscal 1996 as compared to $2,677,000 in fiscal 1995. The increase primarily relates to increased borrowings in connection with the acquisitions in fiscal 1995 and fiscal 1996 and higher average interest rates during fiscal 1996 relative to fiscal 1995.

Fiscal Year Ended March 31, 1995 Compared to March 31, 1994

     Revenues increased by 123.8%, or $151,502,000, from $122,349,000 for the fiscal year ended March 31, 1994 ("fiscal 1994") to $273,851,000 for the fiscal year ended March 31, 1995 ("fiscal 1995"). The increase primarily relates to revenues contributed by the acquired companies during fiscal 1995 of $148,005,000. Product revenues, which include desktop computers, printers, displays, LAN products, software and other peripherals, accounted for over 90% of total revenues and increased by $138,353,000, or 127.9%. Service revenues, which include consulting, training, on-site maintenance and project management, accounted for approximately 10% of total revenues and increased by $13,163,000, or 93.0%.

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

     Selling, general and administrative expenses increased by 127.2%, or $13,584,000, from $10,675,000 in fiscal 1994 to
$24,259,000 in fiscal 1995, primarily due to the recent acquisitions and increases in corporate infrastructure to support the growth of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 8.7% in fiscal 1994 to 8.8% in fiscal 1995.

     Amortization of goodwill of $594,000 in fiscal 1995 reflects amortization of the excess of purchase price over net assets acquired for the related acquisitions. There was no amortization of goodwill in fiscal 1994.

     Interest (expense) income, net was ($2,677,000) in fiscal 1995 as compared to $4,800 in fiscal 1994. The net increase in expense as compared to income in the prior fiscal year primarily relates to the use of funds available for investment and increased borrowings in connection with the acquisitions in fiscal 1995.

     Litigation settlement and related costs in fiscal 1994 represents expenses associated with the settlement of a class action lawsuit. See Note 15 to the Consolidated Financial
Statements.

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $5,091,000 during fiscal 1996. This decrease primarily results from the use of available cash and cash equivalents to fund continuing operations.

     Net cash used in investing activities of $5,902,000 reflects $1,215,000 in cash used for certain acquisitions and $4,687,000 for capital expenditures. The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1997.

     Net cash provided by financing activities increased in fiscal 1996 primarily due to the net increase in notes payable of $28,122,801 under inventory and working capital agreements executed between the Company, Dataflex Southwest Corporation, a wholly-owned subsidiary of the Company ("Dataflex Southwest") and IBM Credit Corporation ("IBMCC").

     On December 28, 1994, the Company and Dataflex Southwest executed inventory and working capital agreements with IBMCC (the "Agreements") for the purpose of providing sufficient funds available to the Company to finance a portion of the acquisition of NDP and to support its working capital needs. The Agreements had been subsequently amended to expand the available line from $110.0 million, secured by substantially all of the assets of the Company and Dataflex Southwest, to $120.0 million including a $5.0 million unsecured promissory note. The Agreements include several covenants requiring, among other things, minimum levels of tangible net worth, earnings as a percentage of revenue, current ratio and leverage ratio requirements. At March 31, 1996, the Company was not in compliance with certain of these covenants. Waiver of default of certain financial covenants was also received from IBMCC and the agreements have been subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment. As of July 1, 1996, the credit line has been reduced to $85 million as a result of the sale of the Western Region.

     As described previously, subsequent to its fiscal 1996 year-end, the Company sold its Western Region and its Valtron Division. The Company expects to receive approximately $45.0 million from these divestitures. These proceeds will be used to reduce the Company's debt and trade accounts payable with IBMCC.

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

          (a) (1) Consolidated Financial Statements. The following consolidated financial statements are included in Part
II, Item 8:

                                                           Page

Report of Independent Accountants                           F-1

   Consolidated Financial Statements

   Consolidated Balance Sheets as of
      March 31, 1996 and 1995                               F-2

   Consolidated Statements of Operations
      for years ended March 31, 1996, 1995 and 1994         F-3

   Consolidated Statements of Shareholders' Equity
     for years ended March 31, 1996, 1995 and 1994          F-4

     Consolidated Statements of Cash Flows for years ended
       March 31, 1996, 1995 and 1994                        F-5

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

(10) Filed as Exhibits to the Company Form 10-K filed June 29,
1995.

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

(11) Filed as an Exhibit to the Company's Form 8-K filed June 13,
1996.

     10.45       Asset Purchase Agreement by and among Vanstar
                 Corporation, VST West, Inc., Dataflex Corporation and Dataflex Southwest Corporation dated May 24,
                 1996.

 (a)  (3)  Exhibits Filed Herewith

     22        Subsidiaries.

     23        Consent of Price Waterhouse concerning S-8
               Registration Statements.

          (b)  Reports on Form 8-K.

               (1)  Report on Form 8-K reporting Item 5 dated
                    January 25, 1996, filed January 31, 1996.

               (2) Report on Form 8-K reporting Item 5 dated March 15, 1996, filed March 25, 1996.

                  Report of Independent Accountants




To the Board of Directors and Shareholders of Dataflex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dataflex Corporation and its subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Morristown, New Jersey
July 2, 1996

                                DATAFLEX CORPORATION
                            Consolidated Balance Sheets

                                       March 31,
                                          1996                            1995
               Assets
Current Assets:
   Cash and Cash Equivalents        $            499,144            $        5,589,741
   Accounts Receivable, Net                   57,333,174                     56,833,576
   Inventory Net                              25,754,983                     32,029,137
   Net Assets Held for Sale                   45,229,410                                      -
   Deferred Tax Asset                          3,287,647                         311,660
   Income Taxes Receivable                        828,823                                    -
   Other Current Assets                         8,428,151                      11,493,326
Total Current Assets                          142,861,332                     106,257,440

Property and Equipment, Net                     9,436,611                    11,617,460
Other Assets                                      798,919                        962,646
Goodwill                                       18,715,751                      27,743,444

   Total Assets                              $170,312,613                    $146,580,990

Liabilities and Shareholders' Equity
Current Liabilities:
   Current Portion of Long-Term Debt $         32,967,368              $        7,249,222
   Accounts Payable                            42,477,509                     45,197,903
   Accrued Expenses and Other Payabl            8,385,420                      6,663,361
   Income Taxes Payable                         -                            176,077
Total Current Liabilities                       3,830,297                      59,286,563

Long-Term Debt                                 54,061,619                     52,510,305
Deferred Tax Liability                            347,640                         428,249
Other Long-Term Liabilities                       224,627                         215,917

   Total Liabilities                          138,464,183                     112,441,034

Commitments and Contingencies (Note 11 and 15)

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,587,661 and 4,867,184 shares at
    March 31, 1996 and 1995, respect          23,064,542                     19,044,531
   Less:  Loans Receivable for Exercised
     Stock Options                              (311,024)                      (413,212)
   Retained Earnings                           9,690,057                      16,025,262
                                              32,443,575                      34,656,581
   Less:  Treasury Stock - At Cost;
    113,901 and 104,237 shares at March
    31, 1996 and 1995, respectively             (595,145)                       (516,625)
Total Shareholders' Equity                    31,848,430                      34,139,956

Total Liabilities and Shareholders'         $170,312,613                    $146,580,990


See Notes to Consolidated Financial Statements
                F-2


                              DATAFLEX CORPORATION
                       Consolidated Statements of Operations


                                    For the Years Ended March 31,
                                          1996            1995            1994
Revenue
  Equipment                          $422,532,448 $  246,531,571 $   108,191,859
  Services                             49,569,181     27,319,425      14,156,712
Total Revenue                         472,101,629    273,850,996     122,348,571

Cost of Revenue
 Equipment                            378,490,201     220,710,681     98,008,293
  Services                             41,101,381      21,853,257     10,809,957
Total Cost of Revenue                 419,591,582     242,563,938    108,818,250

   Gross Profit                            52,510      31,287,058     13,530,321

Selling, General and
  Administrative Expenses              42,995,259      24,259,537     10,675,497
Amortization of Goodwill                1,265,101         593,659        -
Restructuring and Other Charges         5,352,809               -        -

   Operating Income                     2,896,878       6,433,862      2,854,824

Other Income (Expenses):

   Interest (Expense) Income, Net      (8,063,508)     (2,677,308)         4,756
   Loss on Dispositions of Businesses  (4,631,820)              -            -
   Litigation Settlement and
    Related Costs                               -               -      (847,500)

(Loss) Income Before Income Taxes      (9,798,450)      3,756,554      2,012,080

(Benefit from) Provision for Income
  Taxes                                (3,463,245)      1,617,195        884,160

   Net (Loss) Income                 $ (6,335,205)   $  2,139,359    $ 1,127,920

(Loss) Earnings Per Common Share     $      (1.22)   $       0.45    $      0.28

Weighted Average Common
   Shares Outstanding                   5,213,711       4,732,571      4,085,049

See Notes to Consolidated Financial Statements


                                 DATAFLEX CORPORATION
                    Consolidated Statements of Shareholders' Equity


                           Common Stock      Retained Earning     Treasury Stock
               Issued Shares     Amount        Amount        Shares     Cost

Balance-March
31, 1993       4,126,187         $13,196,867   $12,757,983   125,759  $617,027

Exercise of
Stock Options     15,837              85,727

Sale of
Treasury Stock                                               (10,007)  (48,504)

Issuance of
Officers Loans                      (50,000)

Reductions of
Loans Receivable
for Exercised
Stock Options                       130,512

Net Income                                       1,127,920


Balance-
March 31, 1994 4,142,024         13,363,106     13,885,903   115,752     568,523

Exercise of
Stock Options
and Warrants      28,763            153,165

Sale of
Treasury Stock                       32,375                 (11,515)    (51,898)

Issuance of
Common Stock     696,397          5,028,438

Issuance of
Notes Receivable
for Warrants                       (102,188)

Capitalized Tax
Benefit for
Exercise of
Stock Options                        25,911

Reductions of
Loans Receivable
for Exercised
Stock Options                       130,512

Net Income                                           2,139,359


Balance-March
31, 1995       4,867,184         18,631,319          16,025,262  104,237  516,625

Exercise of
Stock Options
and Warrants       6,000            29,938

Purchase of
Treasury Stock                                                    9,664   78,520

Issuance of
Restricted Stock 72,225            240,073

Issuance of
Common Stock    642,252           3,750,000

Reductions of
Loans Receivable
for Exercised
Stock Options                       102,188

Net Loss                                       (6,335,205)


Balance-March
31, 1996      5,587,661        $ 22,753,518  $  9,690,057   113,901    $595,145

See Notes to Consolidated Financial Statements
                F-4

                                     DATAFLEX CORPORATION
                             Consolidated Statements of Cash Flows


                                           For the Years Ended March 31,
                                       1996            1995         1994
Operating Activities:
  Net (Loss) Income                    $(6,335,205)    $2,139,359   $1,127,920
Adjustments to Reconcile Net
  (Loss) Income to Net Cash:
  Depreciation and Amortization          4,894,724      2,594,442    1,223,682
  Deferred Taxes                        (3,056,596)        39,815       56,074
Loss on Dispositions of Businesses       4,631,820              -            -
Restructuring and Other Charges          5,352,809              -            -
Changes in Assets and Liabilities:
  Accounts Receivable                      703,528     (2,775,491)   (7,208,298)
  Income Taxes Receivable                 (828,823)             -       359,929
  Inventory                              4,255,333     (9,839,062)   (1,933,338)
  Net Assets Held for Sale             (36,622,075)             -             -
  Other Current Assets                   3,104,851     (7,514,172)   (1,067,937)
  Other Assets                              89,253       (367,689)     (118,066)
  Accounts Payable                      (3,486,204)         8,110    14,849,685
  Accrued Expenses and Other Payables      506,961       (923,908)      761,508
  Income Taxes Payable                    (176,077)        (8,885)      210,873
  Accrued Settlement                             -       (712,500)      712,500
  Other Long-Term Liabilities             (209,316)         64,943            -

Net Cash - Operating                   (27,175,017)    (9,192,477)     8,974,532

Investing Activities:
  Capital Expenditure                   (4,687,084)    (5,270,085)   (1,351,879)
  Acquisition of Businesses,
  Net of Cash Acquired                   (1,214,718)    (19,603,661)           -

Net Cash - Investing                     (5,901,802)    (24,873,746) (1,351,879)

Financing Activities:
  Proceeds from Issuance
  of Notes Payable                      267,825,003      72,831,195   2,368,450
  Payments of Notes Payable            (239,702,202)    (49,460,632) (2,120,000)
  Payments on Long-Term Borrowings          (87,996)        (29,298)          -
  Proceeds from Common Stock and Options     29,937         153,165      30,246
  Sale of Treasury Stock                          -          84,273      53,985
  Purchase of Treasury Stock                (78,520)              -           -
  Payments on Officers Loans
  Receivable for Exercised
  Stock Options                                   -         130,512      201,167

Net Cash - Financing                     27,986,222      23,709,215      533,848

Net (Decrease) Increase in Cash          (5,090,597)    (10,357,008)   8,156,501
Cash - Beginning of Year                  5,589,741      15,946,749    7,790,248
Cash - End of Year                     $    499,144    $  5,589,741  $15,946,749



See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF THE BUSINESS AND SIGNIFICANT ACCOUNTING
          POLICIES

     Dataflex Corporation ("Dataflex" or "the Company") was incorporated in the State of New Jersey in April 1976. Dataflex provides desktop computing solutions and services including product sales, system integration, network installation, help desk support, training, consultation services and equipment repair maintenance. The Company serves primarily large business organizations with diverse desktop computing requirements located throughout the United States.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

     Earnings (Loss) Per Share--Earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares and, when their effect is dilutive, common share equivalents outstanding during the year. Weighted average common shares outstanding for the years ended March 31, 1996, 1995 and 1994 were 5,213,711,
4,732,571 and 4,085,049, and included common stock equivalents of 0, 485,797 and 72,077, respectively.

     Cash and Cash Equivalents--For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory--Inventory is stated at the lower of cost or market.

Cost is determined on a specific cost basis for equipment and average cost for spare parts. Discretionary subsidies received from manufacturers are recorded as reductions in the inventory value or, if the product to which the subsidy relates has been sold, as reductions in the cost of revenue. The Company amortizes its spare parts over their estimated useful lives ranging from three to eight years on a straight-line basis.

     Net Assets Held for Sale--Net assets held for sale represents the estimated fair market value of the net assets of the Western
Region and its Valtron Division. Management decided to exit these businesses in March 1996 (Note 3).

     Property and Equipment, Net--Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method. Depreciation is based on the estimated useful lives of the various assets which range from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

     Goodwill-Goodwill represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed and is being amortized over 25 years using the straight-line method. Accumulated amortization was $1,023,354 and $589,629 at March 31, 1996 and 1995, respectively.

     New Accounting Pronouncement--The Financial Accounting Standards Board recently issued two standards which will be applicable to the Company but which the Company has not yet adopted: No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and No. 123, Accounting for Stock-Based Compensation. The impairment standard is not expected to have a significant impact on the Company. The Company has not yet determined which of the acceptable approaches it will use under the stock compensation standard. Adoption of certain approaches under the stock compensation standard could result in noncash charges, which if made are not expected to be material. At a minimum, the standard will require disclosures about the fair value of the employee stock options.

     Fair Value of Financial Instruments--The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term debt--The carrying amount approximates fair value because of the variable interest rate charged on substantially all of this debt and the relatively short maturity of the debt instruments.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:   ACQUISITIONS

     Effective April 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Granite Computer Products, Inc. ("Granite"), a reseller of computer products located in Alameda, California, for $9,514,200 in cash.

     Effective June 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Advantage Systems, Inc. ("Advantage"), an Entre Computer franchise of Intelligent Electronics, in exchange for $2,250,000 in cash, a $1,000,000 convertible redeemable note, 71,397 shares of the Company's common stock with an aggregate market value of $500,000 and a contingent payment based upon the future earnings of Advantage for a three-year period. The $1,000,000 convertible redeemable note bears interest at 6% per annum and may be converted at any time through the maturity date of May 31, 1997 into 100,000 shares of the Company's common stock, which would be valued at the closing price on the date of conversion.

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

     Effective July 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Valtron Technologies, Inc., a disk drive repair and reseller located in Valencia, California, for 642,252 shares of the Company's common stock with an approximate aggregate market value of $3,400,000 and two subordinated notes aggregating $1,000,000. The notes bear interest at 9% per annum.

     These acquisitions have been accounted for under the purchase method and, accordingly, the operating results of Granite, Advantage, Hagen, NDP and Valtron have been included in the consolidated operating results since the dates of their respective acquisitions.

     The cost of the acquisitions has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The allocation resulted in goodwill of approximately $34,085,654 which is being amortized over 25 years on a straight-line basis. Net goodwill associated with the assets sold was $13,110,285 (Note 3).



     The unaudited pro forma consolidated condensed results of operations listed below give effect to certain adjustments, and assume the acquisitions occurred at the beginning of each period presented.

                               For the Years Ended March 31,
                                    1995             1994
                                   (Dollars in thousands,
                                  except per share amounts)
Revenue                          $383,984          $271,258
Gross Profit                       46,393            34,359
Net Income                          3,777             2,466
Earnings Per Common Share      $     .72            $   .52


     The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Granite, Advantage, Hagen and NDP acquisitions been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

     On August 19, 1994, the Company acquired all of the issued and outstanding common stock of Sunland Computer Services, Inc. ("Sunland"), a reseller and service provider of computer products based in Tempe, Arizona, in exchange for 640,013 shares of the Company's common stock with an aggregate market value of $4,800,000. The acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Sunland for all periods presented.

NOTE 3:   DISPOSITIONS OF BUSINESSES

     In March 1996, the Company decided to exit its operations in its Western Region, which consists primarily of the Granite, Hagen and Sunland acquisitions completed during fiscal 1995, and its Valtron division, an acquisition completed in fiscal 1996 (Note 2). The Western Region had combined revenues of $155,343,000, $98,816,000 and $19,968,000 for fiscal years 1996, 1995 and 1994, respectively.

     In connection with these planned dispositions, the Company recorded a loss on disposal of $4,631,820, representing the aggregate difference between the carrying value of the net assets of these businesses and the estimated fair value of these businesses. The estimated fair market value of the net assets of the businesses to be disposed of are included in "Net Assets Held for Sale" in the March 31, 1996 Consolidated Balance Sheet.

     On May 24, 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of the Western Region, excluding Valtron, to Vanstar Corporation for approximately $42 million in cash, including $5 million placed in escrow pending future adjustments as described in the agreement. The cash received was used to reduce the Company's accounts payable and interest-bearing obligations on its credit facility with IBM Credit Corporation in the amount of $9.3 million and $27.7 million, respectively (Note 10). The purchase price is subject to adjustment based primarily on the expected realizability of certain assets as defined in the agreement. The Company has included its best estimate of these adjustments in its determination of the estimated fair market value of the net assets held for sale and of the loss on disposition of businesses. The Company does not expect these adjustments to be material relative to the total purchase price.

     On June 5, 1996, the Company announced an agreement to sell substantially all the assets and the transfer of substantially all the liabilities of its Valtron division to Valtron's President and a group of investors. The agreement, finalized in July, is for $2,900,000 in cash, $750,000 in forgiveness of a Note payable to Valtron and receipt of a note of $850,000, bearing interest at 9%. The note is payable in two installments in July 1998 and July 1999. The estimated loss on this sale, based on the purchase price outlined in the agreement, is included in the Consolidated Statement of Operations for the fiscal year ended March 31, 1996 described above.

NOTE 4:   INVENTORY

     Inventory consists of:


                                     March 31,
                              1996              1995

          Finished Goods      $21,989,311      $25,744,443
          Spare Parts, Net      3,765,672        6,284,694
                              $25,754,983      $32,029,137

     Accumulated amortization of spare parts inventory is $801,428 and $1,554,217 at March 31, 1996 and 1995, respectively.
Amortization expense amounted to $2,064,747, $1,004,572 and $492,959 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 5:   OTHER CURRENT ASSETS

     The balance in other current assets at March 31, 1996 and 1995 includes receivables from major vendors for returned goods, marketing and other programs of $7,309,277 and $9,895,946, respectively.

NOTE 6:   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is as follows:


                                        March 31,

                                1996           1995
     Land                     $   683,756     $   683,756
     Buildings                  1,912,095       1,692,458
     Rental Equipment                   0          87,690
     Furniture and Equipment   10,422,064      11,398,416
     Transportation Equipment     173,463         171,302
     Leasehold Improvements     1,244,203       1,215,126
     Construction in Progress           0         495,083
                               14,435,581      15,743,831

     Less:  Accumulated
       Depreciation and
       Amortization            (4,998,970)     (4,126,371)
     Property and Equipment,
       Net                   $  9,436,611     $11,617,460


     Depreciation and amortization expense amounted to $3,315,076, $1,967,637 and $1,217,652 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 7:   LOANS RECEIVABLE FROM EMPLOYEES

     Loans receivable from employees of $533,478 and $697,364 at March 31, 1996 and 1995, respectively, includes various loans made to certain employees during fiscal years 1987 through 1996, of which $311,424 at March 31, 1996 and 1995 are related to the exercise of stock options. These loans bear interest at rates ranging from 6% to prime plus 1.5% per annum and are payable upon demand.

     Total interest income from employees' loans amounted to $41,400, $45,300 and $40,300 for the years ended March 31, 1996,
1995 and 1994, respectively.

NOTE 8:   SUPPLEMENTARY CASH FLOW INFORMATION

     The following is a summary of supplementary cash flow information:

                              For the Years Ended March 31,

                          1996             1995         1994
Interest Paid          $7,381,333     $ 2,402,661     $230,980
Income Taxes Paid         623,504       1,636,331      365,366
Noncash Investing
  and Financing
  Activities:
  Issuance of Notes
  Receivable for
  Common Stock                -           102,188           -
  Issuance of Common
   Stock in Exchange
   for Notes Payable          -           207,500           -
  Capitalized Tax
   Benefit for Exercise
   of Options                 -            25,911           -
Business Acquisitions:
  Accounts Receivable
   Acquired            1,503,127       34,346,458           -
  Inventory Acquired     899,121        9,783,697           -
  Fixed Assets
   Acquired              858,406      4,322,139           -
  Other Assets
   Acquired               39,676        925,293           -
  Debt Issued and
   Liabilities
   Assumed             2,338,910     51,479,483           -
  Common Stock Issued  3,750,000      4,718,750           -

NOTE 9:   CREDIT FACILITY

     On December 28, 1994, the Company and its former wholly-owned subsidiary, Dataflex Southwest Corporation ("Dataflex Southwest"), executed Inventory and Working Capital Agreements with IBM Credit Corporation (the "Agreements"). The Agreements have been subsequently amended to expand the available line from a maximum of $110.0 million secured by substantially all of the assets of the Company and Dataflex Southwest to $120.0 million including a $5.0 million unsecured promissory note. Interest charged under the Agreements ranges from LIBOR plus 4.25% to LIBOR plus 4.875% on outstanding borrowings. Other charges include monthly fees of $3,750 and an annual renewal fee of $25,000. The Agreements expire on December 28, 1997 and can be renewed by the parties for an additional year on each anniversary date. Effective July 1, 1996, as a result of the sale of the Western Region, IBM Credit Corporation has reduced the line of credit to $85 million.

     The Agreements include several covenants requiring, among other things, minimum levels of tangible net worth, earnings as a percentage of revenue, current ratio and leverage ratio requirements. At March 31, 1996, the Company was not in compliance with certain of these covenants. Waiver on default of certain financial covenants was received from IBM Credit Corporation and the agreements were subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

NOTE 10:  LONG-TERM DEBT

                                                       March 31,
  Long-term debt consists of the following:       1996         1995

Mortgage note payable to a bank, payable
in monthly installments of $5,267 plus
interest at the bank's prime rate plus 1%
(9.25% at March 31, 1996) with the
remaining balance due January 10, 2000,
collateralized by land and buildings.        $ 850,996    $920,200

Mortgage note payable to a bank, payable
in monthly installments of $2,066 plus
interest at the bank's prime rate plus 1%
(9.25% at March 31, 1996) with the
remaining balance due January 10, 2000,
collateralized by land and buildings.         336,916      361,703

Convertible Promissory Note, payable
in full on June 1, 1997, with interest
due quarterly at an interest rate of 6%.
This note is convertible to 100,000
shares of Dataflex common stock through
the date of the note.                       1,000,000    1,000,000

Promissory Note, payable in full on
January 10, 2002, with interest due
quarterly at an interest rate of 9%         2,000,000    2,000,000

Promissory Note, payable in full on
January 10, 1998, with interest due
quarterly at an interest rate of 9%         1,500,000    1,500,000

Promissory Note, payable to IBM
Credit Corp. (Note 9)                       5,000,000    7,000,000

The IBM Agreements (Note 9)                76,235,590   46,816,002

Miscellaneous Notes Payable                   105,485      161,622
                                           87,028,987   59,759,527
Less:  Current portion of long-term
debt                                       32,967,368    7,249,222
                                          $54,061,619  $52,510,305


Aggregate principal payments for the next five years subsequent to March 31, 1996 are as follows:

                                        Year ended March 31,

                1997                       $ 32,967,368
                1998                         51,049,699
                1999                             87,996
                2000                             87,996
                2001                            835,928

                Thereafter                    2,000,000
                                            $87,028,987


NOTE 11:  LEASES

     The Company leases various facilities and equipment under noncancelable lease arrangements which expire at various dates during the next eight years, excluding renewal options. In addition, the Company is generally responsible for real estate taxes, utilities, insurance and maintenance expenses which relate to its facilities.


     Future minimum lease payments applicable to noncancelable operating leases are as follows:


          Year ended                         Operating
          March 31,                           Leases
          1997                               $1,663,233
          1998                                1,187,547

          1999                                1,130,910
          2000                                1,084,940
          2001                                  584,023
          Thereafter                            351,435

     Rental expense amounted to $1,482,857, $1,147,325 and $811,143 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 12:  INCOME TAXES

     The composition of the (benefit from) provision for income taxes is as follows:

                      For the Years Ended March 31,
                      1996            1995          1994
Current Taxes:
  Federal             $( 406,649)     $1,235,277    $622,821
  State                        0         319,836     249,690
                       ( 406,649)      1,555,113     872,511

Deferred Taxes:
  Federal             (2,682,439)         45,929       8,780
  State               (  874,157)         16,153       2,869
                      (3,556,596)         62,082      11,649

(Benefit from) Provision For
  Income Taxes       $(3,963,245)     $1,617,195    $884,160


     A reconciliation of the federal statutory rate with the Company's effective tax rate is as follows:

                                For the Years Ended March 31,

                             1996         1995       1994
Income Taxes at Federal
  Statutory Rate          $(3,331,473)  $1,277,228  $684,107
State Taxes, Net of
  Federal Tax
  (Provision) Benefit     (   576,944)    220,660    165,996
Other                     (    54,828)    119,307     34,057
(Benefit from) Provision
  for Income Taxes        $(3,963,245) $1,617,195   $884,160


  Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. The tax effects of significant temporary differences which comprise the net deferred tax liability at March 31, 1996 and 1995 are as follows:


                                         March 31,
                                    1996         1995
Accounts Receivable Reserves      $   190,569  $  123,305
Vacation Reserve                      118,855      43,115
Uniform Inventory Capitalization      184,832     145,240
Loss on Dispositions of Businesses  1,991,683        -
Restructuring and Other Charges     2,301,708        -
Other Deferred Tax Assets             139,764        -
Deferred Tax Assets                 4,586,709     311,660

Accelerated Depreciation             (542,436)   (267,574)
Accelerated Amortization of Goodwill (604,266)   (160,675)
Deferred Tax Liabilities           (1,146,702)   (428,249)

Deferred Tax Assets
 Valuation                           (500,000)          -
Net Deferred Tax Asset (Liability)$ 2,940,007  $ (116,589)


NOTE 13:    SIGNIFICANT CUSTOMERS AND VENDORS

  No single customer accounted for greater than 10% of the Company's revenue during the years ended March 31, 1996, 1995 and 1994.

  Sales of products from one vendor constituted approximately 31%, 23% and 58% of the Company's revenue during the years ended March 31, 1996, 1995, and 1994, respectively. Another vendor's products comprised 13%, 13% and 15% of the Company's revenue during the same three year period.

NOTE 14:    RESTRUCTURING AND OTHER CHARGES

  During the fourth quarter of fiscal 1996, the Company recorded restructuring and other charges of $5,352,809, primarily related to write-downs of inventory and spare parts, employee termination benefits and write-offs of the value of computer systems to be replaced. The restructuring program was driven by the need to refocus operations along more profitable business lines, consolidate operations and implement upgraded computer systems.
The Company plans personnel reductions of approximately 30 individuals in operational, administrative and executive areas.
The Company has recorded a provision of $1,200,000 for the estimated level of employee termination benefits in the accompanying March 31, 1996 Consolidated Balance Sheet. Due to the proximity of the announcement to the balance sheet date, no employees have been terminated and no termination benefits have been paid as of March 31, 1996.

NOTE 15:    COMMITMENTS AND CONTINGENCIES

  The Company's employment contracts with three employees provide for base annual salaries aggregating approximately $750,000 per year. The contracts for the employees expire between January 1998 and December 1999.

  Subsequent to March 31, 1996, in connection with the sale of the Western Region (Note 3), the Company terminated its employment contract with the President of this business unit. This termination resulted in a one-time payment of approximately
$300,000 which is included in the loss on dispositions of this business.

  Certain contracts referred to above include provisions for payment of severance and in the event of a change of control. The maximum amount that could be required to be paid under these contracts, if such events occur, approximates $2,500,000.

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

NOTE 16:    STOCK OPTIONS

  The Company maintains two incentive stock option plans (the "ISO Plans"), and five incentive and nonqualified stock option plans (the "NQSO Plans"). The 1989, 1990, 1991, 1992 and 1994 Plans
provide for the grant of both incentive stock options and nonqualified stock options to employees of the Company. The grant prices of the various stock option plans range from $2.03 to $8.75.

  Shares of Common Stock have been reserved and issued under the above plans as follows:

Stock Option Plan          Shares Reserved          Shares Granted
1984 and 1987 ISO           700,000                 700,000
1989 Plan                   400,000                 400,000
1990 Plan                   160,000                 160,000
1991 Plan                   200,000                 200,000
1992 Plan                   400,000                 400,000
1994 Plan                   800,000                 769,074

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

  All options fully vest at date of grant except for stock options granted under the 1989, 1991, 1992 Plans, which vest 25% per year beginning one year after grant date, and the 1994 Plan, which vests 25% on the grant date and 25% each year beginning one year after grant date. Under certain circumstances, options can vest immediately at the discretion of the Company's Board of Directors.

  The Company has occasionally granted to officers, directors and certain key employees, stock options in addition to the ISO and NQSO stock option plans.

  On November 15, 1993, in connection with the appointment of a member to the Company's Board of Directors, the Company granted options for 300,000 shares of common stock to the board member at its then fair market value of $5.00 per share.

  On September 2, 1994, in connection with the appointment of another member to the Company's Board of Directors, the Company granted options for 10,000 shares of common stock to the board member at its then fair market value of $7.125 per share.

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

  Information concerning options outstanding as of March 31, 1996, 1995 and 1994 is as follows:

                         For the Years Ended March 31,
SHARES                     1996       1995        1994
Outstanding at Beginning   1,713,019  1,146,783   533,370
Granted                      516,325    639,499   794,500
Exercised                     (6,000)   (28,763)  (15,837)
Cancelled                   (153,064)   (44,500) (165,250)
Outstanding at End         2,070,280  1,713,019 1,146,783

Exercisable                1,001,064    533,520   280,283

  Options exercised during the years ended March 31, 1996 and March 31, 1995 ranged in exercise prices from $4.50 to $5.85.

NOTE 17:    EMPLOYEE BENEFITS

  The Company has a 401(k) Plan which covers all employees who have completed ninety days of service and are at least twenty-one years of age. Employees may contribute from 1 to 15% of their annual compensation subject to the limitation imposed by law. Employee contributions of up to 6% of each covered employees' compensation are matched at a percentage determined each year by the Company. The maximum matching percent during fiscal years 1996, 1995 and 1994 was 20%, resulting in Company contributions of $234,855, $85,222 and $39,779, respectively.

NOTE 18:    SHAREHOLDERS' EQUITY

  In September 1995, the Company's shareholders approved the resolution proposed by the Board of Directors to amend Article Fourth of the Company's Certificate of Incorporation to authorize the Company to issue 10,000,000 shares of Preferred Stock, without par value, and to increase the number of authorized shares of common stock, no par value, from 10,000,000 shares to 20,000,000 shares.

  As of March 31, 1996, there are no issued shares of Preferred
Stock.

NOTE 19:    QUARTERLY FINANCIAL DATA

  Unaudited quarterly financial data for the fiscal years ended
March 31, 1996 and 1995 is as follows:

             1st Qtr       2nd Qtr          3rd Qtr      4th Qtr

FY 1996:
Revenue     $110,325,000  $107,844,000  $122,635,000  $131,298,000
Gross Profit  11,900,000    12,774,000    13,674,000    14,162,000
Net Income
 (Loss)          309,000       142,000       153,000    (6,939,000)
Earnings
 (Loss)Per
  Share     $       0.06   $      0.03   $      0.03   $     (1.34)

             1st Qtr       2nd Qtr        3rd Qtr       4th Qtr
FY 1995:
Revenue      $53,774,000    $ 57,880,000   $64,135,000   $98,062,000
Gross Profit   5,800,000       6,880,000     7,556,000    11,051,000
Net Income       521,000         661,000       685,000       272,000
Earnings Per
  Share      $      0.11    $       0.15   $      0.15   $      0.05

Exhibit 22

                         DATAFLEX CORPORATION

                             SUBSIDIARIES

Dataflex Southwest Corporation, an Arizona corporation.

Exhibit 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 33-4817, 33-16424,
33-32996 and 33-51012) of Dataflex Corporation of our report dated June 28, 1996, appearing on page F-1 of this Form 10-K.

PRICE WATERHOUSE LLP



Morristown, New Jersey
June 28, 1996