Form 10-K/A
period 1996-03-31
DATAFLEX CORP
filed 1996-07-25
CIK 355735

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-KA

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

NOTE 12:  INCOME TAXES

     The composition of the (benefit from) provision for income taxes is as follows:

                      For the Years Ended March 31,
                      1996            1995          1994
Current Taxes:
  Federal             $( 406,649)     $1,235,277    $622,821
  State                        0         319,836     249,690
                       ( 406,649)      1,555,113     872,511

Deferred Taxes:
  Federal             (2,682,439)         45,929       8,780
  State               (  374,157)         16,153       2,869
                      (3,056,596)         62,082      11,649

(Benefit from) Provision For
  Income Taxes       $(3,463,245)     $1,617,195    $884,160


     A reconciliation of the federal statutory rate with the Company's effective tax rate is as follows:

                                For the Years Ended March 31,

                             1996         1995       1994
Income Taxes at Federal
  Statutory Rate          $(3,331,473)  $1,277,228  $684,107
State Taxes, Net of
  Federal Tax
  (Provision) Benefit     (    76,944)    220,660    165,996
Other                     (    54,828)    119,307     34,057
(Benefit from) Provision
  for Income Taxes        $(3,463,245) $1,617,195   $884,160


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