Form 10-K/A
period 1996-03-31
DATAFLEX CORP
filed 1996-07-29
CIK 355735

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


                  Commission File No. 0-15551

                      DATAFLEX CORPORATION
     (Exact name of Registrant as specified in its charter)

          New Jersey                22-163376
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

          3920 Park Avenue
      Edison, New Jersey                               08820
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (908)321-1100


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

                        TABLE OF CONTENTS

ITEM                                                         PAGE

Part I

     1.   Business                                              1

     2.   Properties                                            5

     3.   Legal Proceedings                                     6

     4.   Submission of Matters to a Vote of Security Holders   6

Part II

     5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters                                   6

     6.   Selected Financial Data                               7

     7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9

     8.   Consolidated Financial Statements and Supplementary
          Data                                                 13

     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  13

Part III

     10.  Directors and Executive Officers of the Registrant   13

     11.  Executive Compensation                               16

     12.  Security Ownership of Certain Beneficial Owners and
          Management                                           22

     13.  Certain Relationships and Related Transactions       24

Part IV

     14.  Exhibits, Consolidated Financial Statement Schedules
          and Reports on Form 8-K                              25

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


                               Part III


Item 10- Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company.
The Board of Directors is divided into five classes. The term of the Directors in Class I expires at the 1996 Annual Meeting of Shareholders; the term of the Directors in Class II expires at the 1997 Annual Meeting of Shareholders; the term of the Directors in Class III expires at the 1998 Annual Meeting of Shareholders; the term of the Directors in Class IV expires at the 1999 Annual
Meeting of Shareholders; and the term of the Directors in Class V expires at the 2000 Annual Meeting of Shareholders; and in all cases at the time their respective successors have been duly elected and qualified.

                                                       Director or
Name                     Age       Position            Officer Since
Richard C. Rose          48   Chairman, Chief          1984
                              Executive Officer,
                              Director, Class V

Gordon J. McLenithan     55   Director, Class IV       1990

Philip Doganiero         39   President,               1995
                              Director, Class III

Raymond DioGuardi        41   Senior Vice President,   1995
                              Chief Financial
                              Officer

John G. Raos             47   Director, Class III      1993

Charles C. Kelly         57   Director, Class II       1994

     Richard C. Rose has served as Chief Executive Officer of the Company since April 1990 and Chairman of the Board of Directors since September 1993. He served as President of the Company from April 1987 to September 1993. He has served as a Director of the Company since October 1984, and has served as Chief Operating
Officer from July 1986 through April 1990 and as Vice President - Sales and Marketing of the Company from July 1984 through April
1987. From 1979 through June 1984, he served as Vice President and Director of Sales of David Jamison Carlyle, a computer peripheral distributor. Prior to 1979, he was employed in two sales management positions. Mr. Rose is a graduate of the University of Miami with a Bachelor's Degree in Mathematics.

     Gordon J. McLenithan served as President of Dataflex East from January 1995 to September 1995 and remained with the Company through May 1996. He served as Vice Chairman from April 1994 to January 1995, and as President of the Company from September 1993 until April 1994. He served as Chief Operating Officer of the
Company from April 1990 until April 1994 and as its Chief
Financial Officer from January 1986 to March 1995. He has served as a Director of the Company since April 1990. Mr. McLenithan also served as the Company's Executive Vice President from April 1990 to October 1993, Vice President from May 1985 until April 1990, its General Manager from January 1986 until April 1990 and as
Controller from May 1984 until January 1986. From 1982 to 1984, he was employed as Vice President - Finance of Eutectic Corporation, a manufacturer of consumable welding materials. Prior to 1982, he was employed in a number of financial management positions, including 10 years with Price Waterhouse. Mr. McLenithan, a certified public accountant, is a graduate of Bentley College with a Bachelor's Degree in Accounting.

     Philip Doganiero has served as President of the Company since May 1996 and a Director since January 1995. He served as Co-President of the Company commencing January 1995, following the Company's acquisition of substantially all of the assets and assumption of certain liabilities of National Data Products, Inc. ("NDP"). From May
1982 to January 1995, he was founder and President of NDP, a reseller of personal computers and related services. Prior to May 1982, he was a sales representative for Better Business Forms and NCR
Corporation.  Mr. Doganiero graduated from Florida State
University with a Bachelor's Degree in Marketing.

     Raymond DioGuardi has served as Senior Vice President of Finance since November 1994 and as Chief Financial Officer since March 1995. From the period of December 1989 to October 1994, he held the position of Vice President of Finance, CFO and Secretary of Nathan's Famous, Inc. Prior to this time, he spent twelve years at various levels of increasing responsibility with Price Waterhouse. He is a Certified Public Accountant, member of the AICPA, New Jersey Society of Certified Public Accountants and Institute of Management Accountants. Mr. DioGuardi graduated from Rutgers State University with a Bachelor's Degree in Business Administration.

     John G. Raos has served as a Director of the Company since October 1993. Mr. Raos is President and Chief Operating Officer of U.S. Industries, Inc. Prior to June 1995, he was President and Chief Operating Officer of Hanson Industries, Inc., a $15 billion British-American industrial management corporation. He joined
Hanson Industries as Corporate Controller in 1976.  From
1970-1976, Mr. Raos was employed by Price Waterhouse in New York as an auditor. Mr. Raos, a certified public accountant, is a graduate of Queens College with a Bachelor's Degree in Accounting.

     Charles C. Kelly has served as a Director of the Company since May 1994. Mr. Kelly was employed by First Fidelity
Bancorporation ("FFB") from October 1990 to December 1995 when he retired, serving as Executive Vice President and Division Head of FFB's Investment Bank (the "Investment Bank"), which was responsible for FFB's private placements, mergers and acquisitions business. In addition, Mr. Kelly was head of loan pricing and syndications for FFB's wholesale bank. Prior to this position, Mr. Kelly was Group Head of FFB's wholesale bank - northern region. Prior to joining FFB, Mr. Kelly served for over 20 years, from April 1970 to October 1990, with Citibank, N.A., where he was Vice President and Senior Credit Officer. He has worked for two years in the Investment
Bank, heading corporate finance for the middle market, media and health care sectors. Prior to working at the Investment Bank, Mr. Kelly was the Regional Executive of Citibank's Northeast U.S. Corporate Bank. Mr. Kelly holds a J.D. degree, and is admitted to the New York Bar.

Board Meetings

     During the fiscal year ended March 31, 1996, the Board of Directors held nine meetings. Each Director attended at least
75% of the aggregate of the total number of meetings of the Board of Directors plus the total number of meetings of all committees of the Board on which he served.

Committees of the Board

     The Board of Directors has an Audit Committee, a
Compensation Committee, and a Nominating Committee, each comprised of the Company's two non-employee Directors, Messrs. Raos and Kelly.
The Audit Committee is responsible for reviewing the Company's audited financial statements, meeting with the Company's independent accountants to review the Company's internal controls and financial management practices and examining all agreements or other transactions between the Company and its Directors and officers
(other than those compensation functions assigned to the Compensation Committee) to determine whether such agreements or transactions are fair to the Company's shareholders. During fiscal 1996, the Audit Committee held one meeting.

     The Compensation Committee is responsible for reviewing the compensation and benefits of the Company's executive officers, making recommendations to the Board of Directors concerning compensation and benefits for such executive officers and administering the Company's stock option plans. During fiscal 1996, the Compensation Committee held one meeting.

     The Nominating Committee is responsible for nominating new directors of the Company.

     Directors who are not employees of the Company (other than Mr. Raos) received $6,000 during fiscal 1996 for serving as Directors. Mr. Raos has waived all fees to which he is entitled for serving as Director. Directors who are employees of the Company do not receive any additional compensation for such services.

Item 11 - Executive Compensation

     The following table sets forth, for each of the last three fiscal years, cash and certain other compensation paid or accrued by the Company for the Chief Executive Officer and for each of the other named executive officers (the "Named Officers") of the Company in all capacities in which they served:

                    SUMMARY COMPENSATION TABLE
                                                  Long  Term Compensation
                       Annual Compensation             Awards             Payouts
                                 Other                                              All
Name                             Annual       Restricted  Securities               Other
and                              Compen-      Stock       Underlying      LTIP     Compen-
Principal       Salary   Bonus   sation       Award(s)    Options         Pay-     sation
Position  Year  ($)      ($)     ($)          ($),<FN1>   (#)             outs     ($)<FN2>

Richard
C.
Rose      1996  $329,400  $0      $0          31,525      97,022          NA        $153,551<FN3>
Chairman,
CEO       1995   329,400  254,416  0           NA              0          NA           1,913
          1994   329,400   83,133  0           NA        158,750          NA             899

Peter
H.
Jackson   1996   250,000        0  0          38,465      71,980          NA          125,039 (3)
Co-
President 1995   297,500  115,812  0           NA        215,000          NA            2,851
          1994         0        0  0           NA              0          NA                0

Philip
Doganiero 1996   225,000        0  0           NA              0          NA             2,187
Co-
President

Raymond
DioGuardi 1996   140,000        0  0           NA         30,000          NA                258
Chief
Financial
Officer

<FN1>  Represents the value of the vested portion of the stock grants issued to Messrs. Rose and Jackson on April 1, 1995, as of the closing price of the Common Stock on March 31, 1996.

<FN2>  All Other Compensation represents 401(k) Matching Contributions.

<FN3>  Includes lump sum distributions for Mr. Rose of $152,000 and
Mr. Jackson of $123,640 as part of their amended employment contracts dated April 1, 1995.

Stock Options

     The following table contains information concerning the grant of stock options pursuant to the Company's several stock option plans to the Named Officers during the year ended March 31, 1996:

                OPTION GRANTS IN LAST FISCAL YEAR
                                                             Potential Realizable
                                                             Value at Assumed
                                                             Annual Rates of Stock
                                                             Price Appreciation
Individual            Grants                                 for Option Term <FN3>
           Number of   % of Total
           Securities  Options
           Underlying  Granted to   Exercise
           Options     Employees    or Base
           Granted     in Fiscal    Price        Expiration
Name       (#)<FN1>    Year         ($/Sh)<FN2>  Date          5%($)        10%($)

Richard
C.         27,022      5.2%         $8.125       04/01/05    $138,076      $349,912
Rose       70,000     13.6%         $5.75        08/11/05     253,130       641,481

Peter
H.         21,980      4.3%         $8.125       04/01/05     180,807       458,201
Jackson    50,000      9.7%         $5.75        08/11/05     112,313       284,622

Raymond
DioGuardi  30,000      5.8%         $5.75        08/11/05     108,484       274,921

<FN1>  On April 1, 1995, 72,225 options were granted under a separate issuance.
       Mr. Rose's options are subject to a three-year vesting schedule beginning on the particular grant date with 33.3% vested per year. Mr. Jackson's options are subject to a two-year vesting schedule beginning on the particular grant date. Mr. Jackson's options were fully vested on May 24, 1996, the date of his resignation resulting from the sale of the Company's offices in California and Arizona.

<FN2>  All stock options were granted at the fair market value on the date of grant.

<FN3>  The amounts set forth are based on assumed appreciation of 5% and 10%
       rates as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. The Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to the Named Officers concerning the exercise of options during the 1996 fiscal year and unexercised options held as of the end of such fiscal year.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FY-END OPTION VALUES

                              Number of
                              Securities
                              Underlying          Value of
          Shares              Unexercised         in-the-Money
          Acquired            Options             Options
          on        Value     at FY-End<FN1>      at FY-End<FN2>
          Exercise  Realized  Exercisable/        Exercisable/
Name      (#)       ($)       Unexercisable       Unexercisable
Richard
C. Rose   0         0         253,631/152,391     ($428,719)/($288,632)

Peter H.
Jackson   0         0         88,230/198,750      ($317,908)/($648,750)

Raymond
DioGuardi 0         0         13,750/41,250       ($48,125)/($144,375)

<FN1>  This represents the total number of stock options held by the named executives. These options were granted on various dates during the years 1991-1995.

<FN2>  These amounts represent the difference between the exercise price of the stock options and the closing price of the Common Stock on March 31, 1996.


Restricted Stock Grants

     In April, 1995, the Company issued 27,022 shares and 21,980 shares of common stock to Mr. Rose and Mr. Jackson, respectively.
Mr. Jackson's shares fully vested upon resignation. Pursuant to the terms of the agreement, the shares issued to Mr. Rose are subject to certain restrictions which expire by March 31, 1998. The restrictions lapse equally each year for the term of the grant and with respect to all shares in the event of termination of employment for any reason other than "cause", voluntary termination for "good reason" and death or disability, as defined. If at any time prior to the expiration of the restriction period, employment of either officer is terminated "for cause" or any other reason not provided for under the agreement, any such shares still subject to restrictions, as previously described, shall be transferred to the Company, without monetary consideration.

Employment Agreements

     The Company has employment agreements with executive officers Rose and Doganiero. Mr. Rose's agreement, as amended, provided for a minimum annual base salary of $329,400, a lump sum distribution of $152,000, discretionary bonuses awarded by the Company's Board of Directors, and awards of restricted stock and stock options which vest over three years. There were no bonuses awarded for fiscal year 1996. The amended agreement expires December 31, 1999.

     Mr. Doganiero's agreement provided for a minimum annual base salary of $225,000. Bonuses are subject to approval by the Company's Chief Executive Officer or Board of Directors. The amended agreement expires on January 10, 1998.

     Pursuant to the terms of their respective employment agreements, Mr. Rose and Mr. Doganiero each agreed not to compete, directly or indirectly, with the Company in the states in which the Company does or may do business during the terms of their respective agreements and for a period of one year after the termination of their respective employments, either with or without cause. If the Company were to terminate the employment of Mr. Rose or Mr. Doganiero without cause, the Company would be required to pay such terminated employee his remaining base salary and any additional compensation earned in excess of his base salary until the date of termination, plus an amount equal to his then annual base salary for the period through and including the expiration of such employee's employment agreement. If the employment of Mr.
Rose or Mr. Doganiero were terminated with cause, the Company would be required to pay the terminated employee only their base salary up to the date of termination. If Mr. Rose or Mr. Doganiero were to die during their term of employment, the Company would be required to pay to their respective estate, the base salary otherwise payable until the end of the term of their respective agreement and to pay their spouse and surviving children, in equal shares, an additional $5,000.

     In addition, the Company had an employment agreement with
Mr. Jackson prior to his resignation from the Company. Mr. Jackson's agreement provided for a minimum annual base salary of $225,000, a lump sum distribution for fiscal year 1996 of $123,640 and awards of restricted stock and stock options which vest over two years and discretionary bonuses awarded by the Company's Board of Directors.  During
fiscal 1996, Mr. Jackson's salary was increased to $300,000.   Mr. Jackson's
agreement terminated in May 1996 as a result of the sale of the Company's California and Arizona offices resulting in a final payment of $300,000 and 100% vesting of the restricted stock.

     Under their respective employment agreements, if there were a "change in control" of the Company (as defined therein) and, subsequent to such change in control, any of their employment agreements (or any subsequent employment agreement then in effect which expires prior to the time that they have attained 65 years of age) were to be terminated or were not to be renewed by the Company at the expiration of the term of such agreement, or any renewals, extensions or modifications, then such employee would be entitled to receive compensation in an amount equal to 299% of such employee's annual base salary in effect at the time of the termination (the "Severance Amount"). This Severance Amount would be payable in one single payment within 60 days after the termination of the employment of such employee. The Severance
Amount, however, may not exceed three times the "base amount" as determined under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). In the event the Severance Amount payable to such employees were to be reduced for the reason set forth in the preceding sentence, the Severance Amount would be reduced prior to the reduction of any other payments due under their respective employment agreements. A "change in control" is defined in each of the existing employment agreements as a transfer of more than 50% of the Company's common stock in a single transaction or series of transactions in concert with each other (excluding transfers made by persons who were officers or were related to officers of the Company immediately prior to the change in control).

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

     The following table presents certain information regarding the beneficial ownership of the Common Stock as of July 2, 1996 by
(i) all Directors; (ii) all the named executive officers in the Summary Compensation table appearing below as a group, and (iii) each other person known by the Company to own more than 5% of any class of equity securities of the Company.

                         Number of Shares             Percent
                           Owned <FN1>                of Class
Richard C. Rose          298,156<FN2>                   5.4%

Gordon J. McLenithan     301,158<FN3>                   5.5%

John G. Raos             173,500<FN4>                   3.2%

Charles C. Kelly           6,000<FN5>                    *

Raymond T.  DioGuardi     21,250<FN6>                    *

Qualivest Capital
 Management              451,300<FN7>                   8.2%
c/o U.S. Bankcorp
111 Southwest Fifth Avenue
Portland, Oregon 97204

Pioneer Management Corp. 471,000<FN8>                   8.6%
60 State Street
Boston, MA 02108

All Directors and officers
as a group (6 persons)   800,064<FN9>                  14.6%



   ____________________

* Less than 1%.

<FN1>  Unless otherwise indicated, each shareholder has sole voting and investment power.

<FN2>  Includes 271,131 shares which Mr. Rose has the right to acquire through the exercise of stock options granted to him under the Company's various stock option plans. Does not include 134,891 shares subject to options granted to Mr. Rose under the Company's various stock option plans or 18,015 shares of restricted stock which have not vested.

<FN3>  Includes 283,860 shares which Mr. McLenithan has the right to acquire through the exercise of stock options granted to him under the Company's various stock option plans. These options expire 90 days after May 8, 1996.

<FN4>  Includes 150,000 shares which Mr. Raos has the right to acquire through the exercise of stock options granted to him under a separate issuance of stock options. Does not include 150,000 shares subject to options granted to Mr. Raos that which have not vested.

<FN5>  Includes 5,000 shares which Mr. Kelly has the right to acquire through the exercise of stock options granted to him under a separate issuance of stock options. Does not include 5,000 shares subject to options granted to Mr. Kelly which have not vested.

<FN6>  Includes 21,250 shares which Mr. DioGuardi has the right to acquire through the exercise of stock options granted to him under the Company's various stock option plans. Does not include 33,750 shares subject to options granted to Mr. DioGuardi under the Company's various stock option plans which have not vested.

<FN7>  Based on a Schedule 13G filed with the Securities and
       Exchange Commission, dated February 20, 1996.

<FN8>  Based on a Schedule 13G filed with the Securities and
       Exchange Commission, dated January 26, 1996.

<FN9>  Includes 68,823 shares beneficially owned by Messrs. Rose,
       McLenithan, Raos and Kelly, after elimination of shares as to which beneficial ownership is shared by more than one member of this group (see Notes 2 through 6), and 731,241 shares subject to immediately exercisable stock options granted under the Company's stock option plans.


Item 13 - Certain Relationships and Related Transactions

     The Company has made loans from time to time during fiscal years 1987 through 1995 to its employees primarily to enable them to exercise stock options to purchase the Company's Common Stock.
During the 1996 fiscal year, the amount of indebtedness owed on such loans was evidenced by a promissory note from the appropriate employee. These loans bear interest at rates ranging from 6% per annum to prime plus 1.5% per annum and are payable upon demand.


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


PRICE WATERHOUSE LLP

Morristown, New Jersey
July 2, 1996


                                DATAFLEX CORPORATION
                            Consolidated Balance Sheets

                                           March 31,
                                    1996                  1995
               Assets
Current Assets:
   Cash and Cash Equivalents     $    499,144            $   5,589,741
   Accounts Receivable, Net        57,333,174               56,833,576
   Inventory Net                   25,754,983               32,029,137
   Net Assets Held for Sale        45,229,410                    -
   Deferred Tax Asset               3,287,647                  311,660
   Income Taxes Receivable            828,823                    -
   Other Current Assets             8,428,151               11,493,326
Total Current Assets              142,861,332              106,257,440

Property and Equipment, Net         9,436,611               11,617,460
Other Assets                          798,919                  962,646
Goodwill                           18,715,751               27,743,444

   Total Assets                  $170,312,613             $146,580,990

Liabilities and Shareholders' Equity
Current Liabilities:
   Current Portion of Long-Term
    Debt                         $ 32,967,368             $ 7,249,222
   Accounts Payable                42,477,509              45,197,903
   Accrued Expenses and Other
    Payable                         8,385,420               6,663,361
   Income Taxes Payable                 -                     176,077
Total Current Liabilities           3,830,297              59,286,563

Long-Term Debt                     54,061,619              52,510,305
Deferred Tax Liability                347,640                 428,249
Other Long-Term Liabilities           224,627                 215,917

   Total Liabilities              138,464,183             112,441,034

Commitments and Contingencies (Note 11 and 15)

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares;
    Issued 5,587,661 and 4,867,184
    shares at March 31, 1996 and
    1995, respectively             23,064,542               19,044,531
   Less:  Loans Receivable for
    Exercise Stock Options           (311,024)                (413,212)
   Retained Earnings                9,690,057               16,025,262
                                   32,443,575               34,656,581
   Less:  Treasury Stock -
    At Cost; 113,901 and 104,237
    shares at March 31, 1996 and
    1995, respectively               (595,145)                (516,625)
Total Shareholders' Equity         31,848,430               34,139,956

Total Liabilities and
    Shareholders'                $170,312,613             $146,580,990


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

See Notes to Consolidated Financial Statements


                                 DATAFLEX CORPORATION
                    Consolidated Statements of Shareholders'
                                      Equity


                  Common Stock      Retained Earning        Treasury Stock
            Issued Shares   Amount       Amount             Shares     Cost

Balance-March
31, 1993    4,126,187       $13,196,867  $12,757,983        125,759    $617,027

Exercise of
Stock Options  15,837           85,727

Sale of
Treasury Stock                                              (10,007)    (48,504)

Issuance of
Officers Loans                 (50,000)

Reductions of
Loans Receivable
for Exercised
Stock Opti                     130,512

Net Income                                1,127,920


Balance-
March 31, 1994 4,142,024    13,363,106   13,885,903       115,752      568,523

Exercise of
Stock Options
and Warrants      28,763      153,165

Sale of
Treasury Stock                 32,375                     (11,515)     (51,898)

Issuance of
Common Stock    696,397     5,028,438

Issuance of
Notes Receivable
for Warrants                 (102,188)

Capitalized Tax
Benefit for
Exercise of
Stock Options                  25,911

Reductions of
Loans Receivable
for Exercised
Stock Options                 130,512

Net Income                                 2,139,359


Balance-March
31, 1995       4,867,184  18,631,319      16,025,262   104,237  516,625

Exercise of
Stock Options
and Warrants       6,000     29,938

Purchase of
Treasury Stock                                           9,664   78,520

Issuance of
Restricted Stock  72,225    240,073

Issuance of
Common Stock     642,252  3,750,000

Reductions of
Loans Receivable
for Exercised
Stock Options               102,188

Net Loss                               (6,335,205)


Balance-March
31, 1996      5,587,661 $22,753,518  $  9,690,057  113,901    $595,145

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



See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF THE BUSINESS AND SIGNIFICANT ACCOUNTING
          POLICIES

     Dataflex Corporation ("Dataflex" or "the Company") was incorporated in the State of New Jersey in April 1976. Dataflex provides desktop computing solutions and services including product sales, system integration, network installation, help desks support, training, consultation services and equipment repair maintenance.

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

                              SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:



DATAFLEXT CORPORATION                DATE:   July 26, 1996


By:/s/Richard C. Rose               By: /s/Raymond DioGuardi
   ____________________                ________________________
   Richard C. Rose                     Raymond DioGuardi
   Chairman and                        Senior Vice President, Finance
   Chief Executive Office              and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURE                TITLE                     DATE

    /s/Richard C. Rose         Chairman, Chief Executive    July 26, 1996
    _____________________      Officer and Director
    Richard C. Rose

    /s/Raymond DioGuardi       Senior Vice President,       July 26, 1996
   ______________________      Finance and Chief
   Raymond DioGuardi           Financial Officer

   /s/Philip Doganiero         President, Director          July 26, 1996
   ______________________
   Philip Doganiero

   /s/Gordon J. McLenithan     Director                     July 26, 1996
   _______________________
   Gordon J. McLenithan

   /s/John G. Raos             Director                     July 26, 1996
   ________________________
   John G. Raos

   /s/Charles C. Kelly         Director                     July 26, 1996
   ___________________
   Charles C. Kelly

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