Form 10-Q
period 1996-06-30
DATAFLEX CORP
filed 1996-08-19
CIK 355735

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
__________

                            FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended         June 30, 1996

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

                        Yes     X     No _____


As of August 9, 1996 there were 5,563,206 shares of the Registrant's Common Stock outstanding.


                            DATAFLEX CORPORATION
                         Consolidated Balance Sheets

                                                 June 30,             March 31,
                                                   1996                 1996
                                                 (Unaudited)
      Assets
Current Assets:
   Cash and Cash Equivalents                     $2,063,539           $  499,144
   Accounts Receivable, Net                      44,341,148           57,333,174
   Inventory, Net                                29,570,982           25,754,983
   Net Assets Held for Sale                        4,500,000          45,229,410
   Deferred Tax Asset                                300,000           3,287,647
   Income Taxes Receivable                         2,206,046             828,823
   Other Current Assets                           11,447,936           8,428,151
Total Current Assets                              94,429,651         141,361,332

Property and Equipment, Net                        9,747,036           9,436,611
Other Assets                                         658,088             798,919
Deferred Tax Asset                                 1,700,519                 -
Goodwill                                          18,524,913          18,715,751

   Total Assets                              $   125,060,207     $   170,312,613

Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of Long-Term Debt             $7,213,483           32,967,368
   Accounts Payable                              20,019,754           42,477,509
   Accrued Expenses and Other Payables            7,712,883            8,385,420
Total Current Liabilities                        34,946,120           83,830,297

Long-Term Debt                                   58,341,546           54,061,619
Deferred Tax Liability                                    -              347,640
Other Long-Term Liabilities                         209,226              224,627

   Total Liabilities                             93,496,892         138,464,183

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,599,281 and 5,587,661 Shares at June 30,
    1996 and March 31, 1996, respectively        23,196,255          23,064,542
   Less:  Loans Receivable for Exercised Options   (194,269)           (311,024)
   Retained Earnings                              9,156,474            9,690,057
                                                 32,158,460           32,443,575
   Less:  Treasury Stock - At Cost;
              113,901 Shares at June 30,
              1996 and March 31, 1996             (595,145)            (595,145)
Total Shareholders' Equity                       31,563,315           31,848,430

Total Liabilities and Shareholders' Equity  $   125,060,207      $   170,312,613

See Notes to Consolidated Financial Statements

                                DATAFLEX CORPORATION
                        Consolidated Statements of Operations
                                    (Unaudited)



                                                Three Months Ended June 30,
                                                   1996                 1995
Revenue
  Equipment                                     $  75,951,996       $  99,376,132
  Service                                          10,079,398          10,948,792
Total Revenue                                      86,031,394         110,324,924

Cost of Revenue
  Equipment                                        67,376,631           89,684,640
  Service                                           8,285,911            8,740,465
Total Cost of Revenue                              75,662,542           98,425,105

   Gross Profit                                    10,368,852           11,899,819

Selling, General & Administrative Expenses          9,430,563            9,419,522
Amortization of Goodwill                              190,710              283,695

   Operating Income                                   747,579           2,196,602

Interest Expense, Net                               1,683,688            1,653,630

(Loss) Income Before Income Taxes                    (936,109)              542,972

(Benefit from) Provision for Income Taxes            (402,527)              233,478

   Net (Loss) Income                             $   (533,582)        $     309,494



(Loss) Earnings Per Common Share                 $      (0.10)      $          0.06

Weighted Average Common
   Shares Outstanding                               5,482,123            5,281,697



See Notes to Consolidated Financial Statements

                           DATAFLEX CORPORATION
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                 Three Months Ended June 30,
                                                   1996                 1995
Operating Activities:
  Net (Loss) Income                              $  (533,582)         $   309,494
Adjustments to Reconcile Net Income to Net Cash:
  Depreciation and Amortization                      808,144            1,047,848
  Amortization of Restricted Stock Grants             77,533               40,397
  Deferred Taxes                                     939,488              (10,496)
Change in Assets and Liabilities:
  Accounts Receivable                             12,992,026           (8,716,195)
  Inventory                                       (3,815,999)          (4,334,595)
  Net Assets Held for Sale                        40,729,410                            -
  Other Current Assets                            (3,138,320)           1,218,377
  Income Taxes Receivable                         (1,377,223)                          -
  Other Assets                                       131,743             (197,195)
  Accounts Payable                                22,457,754           (4,546,762)
  Accrued Expenses and Other Payables               (672,538)             305,105
  Income Taxes Payable                                     -          143,053
  Other Long-Term Liabilities                        (15,401)             (23,795)

Net Cash - Operating                              23,667,527         (14,764,764)

Investing Activities:
  Capital Expenditures                              (918,643)           (822,064)

Net Cash - Investing                                (918,643)            (822,064)

Financing Activities:
  Proceeds from Issuance of Notes Payable          40,855,362          72,862,929
  Payments of Notes Payable                       (62,307,323)        (57,191,506)
  Payments on Long-Term Borrowings                    (21,999)            (23,795)
  Receipts on Officers Loans Receivable               235,290              70,655
  Proceeds - Common Stock, Options                     54,181                   -
Net Cash - Financing                              (21,184,489)         15,718,283

Net Increase in Cash                                1,564,395             131,455
Cash - Beginning of Year                              499,144           5,589,741
Cash - End of Year                          $       2,063,539    $      5,721,196


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

     These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

     In the opinion of management, the consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or the full year.

B)   INVENTORY

     Inventory consists of:

                               June 30,         March 31,
                                 1996              1996

          Finished Goods     $26,001,798      $21,989,311
          Spare Parts, Net     3,569,184        3,765,672
                             $29,570,982      $25,754,983

     Accumulated amortization of spare parts inventory was $1,226,414 and $906,887 at June 30, 1996 and March 31, 1996, respectively. Amortization expense amounted to $287,243 and $373,741 for the three-month periods ended June 30, 1996 and 1995, respectively.

C)   OTHER CURRENT ASSETS

     The balance in other current assets at June 30, 1996 and March 31, 1996 includes receivables from major vendors for returned goods, marketing and other programs of $6,331,286 and $7,375,799, respectively.

D)   DISPOSITIONS OF BUSINESSES

     In May, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Western region (primarily its Alameda, California and Tempe, Arizona locations) for approximately $42,000,000 in cash, including $5,000,000 placed in escrow pending final adjustments. The cash proceeds were used to reduce the Company's accounts payable and interest-bearing obligations on its credit facility with IBM Credit Corporation.

     In July, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Valtron division for $2,900,000 in cash, $750,000 in forgiveness of a note payable and the receipt of a three-year note of $850,000, bearing interest at 9% per annum.

     The aggregate anticipated loss on these transactions was recorded at March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                                        Percentage of Revenue
                                       Quarters Ended June 30,
                                          1996          1995

Revenue                                     100.0%     100.0%
Cost of Revenue                              87.9       89.2
Gross Profit                                 12.1       10.8
Selling, General and
  Administrative Expenses                    11.0        8.5
Amortization of Goodwill                       .2         .3
Operating Income                               .9        2.0
Interest Expense, Net                         2.0        1.5
(Loss) Income Before Income Taxes            (1.1)        .5
(Benefit from) Provision for
  Income Taxes                              (  .5)        .2
Net (Loss) Income                           (  .6%)       .3%

QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED
JUNE 30, 1995

     Revenues decreased by $24,294,000, or 22%, to $86,031,000 for the quarter ended June 30, 1996, as compared with $110,325,000 for the quarter ended June 30, 1995. The decrease was due to the sale of the Company's Western region as of April 1, 1996. On a comparable basis, excluding revenues associated with the Western region for the first quarter of fiscal 1996, revenues increased by $9,860,000, or 13%. This increase primarily relates to incremental revenues from one significant customer in the Company's Midwest region and continued growth in the middle market accounts supported by the Company's Southeast region.

     Gross profit decreased by 12.9%, or $1,531,000, from $11,900,000 in the first quarter of last year to $10,369,000 in the first quarter of the current fiscal year. This decrease results from the exclusion of gross profit contribution provided by the Western region. As a percentage of revenues, gross profit increased to 12.1% for the quarter ended June 30, 1996 as compared to 10.8% for the quarter ended June 30, 1995. This increase is primarily due to the disposition of less profitable services business in the Western region.

     Selling, general and administrative expenses increased by $11,000, or 0.1%, for the quarter ended June 30, 1996 as compared to the same quarter in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 11% in the quarter ended June 30, 1996 from 8.5% in the comparable quarter in the last fiscal year. This increase is primarily due to selling, general and administrative expenses associated with the Company's Valtron division which was acquired in July 1995.

     Amortization of goodwill decreased $93,000, or 32.8%, to $191,000 in the first quarter of fiscal 1997 from $284,000 in the comparable quarter of last year due to the disposition of goodwill associated with the sale of the Company's Western region.

     Interest expense increased by $30,000, or 2%, to $1,684,000 in the first quarter of fiscal 1997 as compared to $1,654,000 in the comparable quarter last year. This increase primarily results from higher interest costs due to higher interest rates partially offset by lower average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was funded by the Company's Inventory and Working Capital Agreement with IBM Credit Corporation, cash flow from operations and proceeds from the sale of the Company's Western operations.

     Net cash used in investing activities of $919,000 reflects capital expenditures in support of the Company's growth. The Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1997.

     Net cash provided by financing activities increased primarily due to the net decrease in notes payable of $21,184,000 under an Inventory and Working Capital Agreement executed between the Company, Dataflex Southwest Corporation and IBM Credit Corporation. This decrease is due to the proceeds received from the sale of the Company's Western region.

     As described previously, subsequent to its quarter ended June 30, 1996, the Company entered into an agreement to sell its Eastern and Midwestern regions. The Company expects to receive approximately $45 million from these divestitures. These proceeds will be used to reduce the company's debt and trade accounts payable with IBM Credit Corporation.

    The Company presently is involved in negotiations to sell its New Jersey, New York, Illinois and Wisconsin operations. No agreement has been signed and there can be no assurance that a sale will be consummated.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

     a.   Exhibits - None required to be filed for Part II of this report.

     b.   Report on Form 8-K

          (1) Report on Form 8-K reporting Items 2 and 7, dated May 24, 1996, filed June 10, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

Dated:     August 19, 1996


                        DATAFLEX CORPORATION

                         ____________________________________
                    By:  /s/ Richard C. Rose
                         Richard C. Rose
                         Chairman and Chief Executive Officer



                         ____________________________________
                    By:  /s/ Raymond DioGuardi
                         Raymond DioGuardi
                         Senior Vice President, Finance
                         and Chief Financial Officer