Form 10-Q
period 1996-09-30
DATAFLEX CORP
filed 1996-11-19
CIK 355735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

FORM 10-Q

___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

           For the quarterly period ended         September 30, 1996

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

           For the transition period from __________ to __________
                                                                 __________

Commission File No. 0-15551

DATAFLEX CORPORATION
(Exact name of Registrant as specified in its charter)

   New Jersey                                         22-2163376
(State or other jurisdiction
 of incorporation or organization)        (I.R.S. Employer Identification No.)

          2145 Calumet Street
          Clearwater, Florida                               34625
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (813) 562-2200


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

Yes     X    No _____

As of November 12, 1996, there were 5,691,169 shares of the Registrant's Common
 Stock outstanding.

          DATAFLEX CORPORATION
       Consolidated Balance Sheets
               (Unaudited)


                                                September 30,             March 31,
                                                   1996                      1996
                 Assets
Current Assets:
   Cash and Cash Equivalents                    $     811,424            $    499,144
   Accounts Receivable, Net                        21,825,543              57,333,174
   Inventory, Net                                   7,456,557              25,754,983
   Net Assets Held for Sale                        44,280,430              45,229,410
   Deferred Tax Asset                                 300,000               3,287,647
   Income Taxes Receivable                          3,665,003                 828,823
   Other Current Assets                             8,080,010               8,428,151
                                                 ------------            ------------
Total Current Assets                               86,418,967             141,361,332

Property and Equipment, Net                          4,327,252               9,436,611
Other Assets                                           138,157                 798,919
Deferred Tax Asset                                   2,472,092                      -
Goodwill                                            14,669,965              18,715,751
                                                  ------------            ------------
   Total Assets                                 $  108,026,433           $ 170,312,613

Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of Long-Term Debt            $   39,735,432           $   32,967,368
   Accounts Payable                                 15,566,155               42,477,509
   Accrued Expenses and Other Payables               8,783,961                8,385,420
                                                 -------------            -------------
Total Current Liabilities                           64,085,548               83,830,297

Long-Term Debt                                      16,091,072               54,061,619
Deferred Tax Liability                                     -                    347,640
Other Long-Term Liabilities                            192,336                  224,627
                                                 -------------            -------------
   Total Liabilities                                80,368,956              138,464,183

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,691,169 and 5,587,661 Shares at
    September 30, 1996 and March 31, 1996,
    respectively                                    23,443,593              23,064,542
   Less:  Loans Receivable for Exercised
     Stock Options                                    (194,269)               (311,024)
   Retained Earnings                                  5,011,631              9,690,057
                                                 ______________              ___________
                                                     28,260,955              32,443,575
   Less:  Treasury Stock - At Cost;
    115,382 and 113,901 shares at September
    30, 1996 and March 31, 1996, respectively          (603,478)               (595,145)
                                                 ______________               ___________
Total Shareholders' Equity                           27,657,477              31,848,430
                                                 ______________              ____________

Total Liabilities and Shareholders' Equity      $   108,026,433        $    170,312,613
                                                 ______________             ____________
                                                 ______________             ____________


See Notes to Consolidated Financial Statements



                            DATAFLEX CORPORATION
                    Consolidated Statements of Operations
                                (Unaudited)


                                          Three Months Ended            Six Months Ended
                                          September 30,                 September 30,
                                           1996         1995              1996          1995
Revenue
  Equipment                             $ 73,760,571 $ 96,349,885     $ 149,712,566 $ 195,726,017
  Services                                10,114,016   11,494,324        20,193,413    22,443,117
                                        ____________ ____________     _____________  ____________
                                          83,874,587  107,844,209       169,905,979   218,169,134
                                        ____________  ___________     _____________   ____________
                                        ____________  ___________     _____________   ____________
Cost of Revenue
  Equipment                               66,397,101   85,380,547       133,773,732   175,065,188
  Services                                 7,946,876    9,965,868        16,232,787    18,436,334
                                        ____________   __________       ____________  ____________
                                          74,343,977   95,076,415       150,006,519    193,501,522
                                        ____________   __________       ____________  _____________
                                        ____________   __________       ____________  _____________

   Gross Profit                            9,530,610   12,767,794        19,899,460     24,667,612

Selling, General and
  Administrative Expenses                  7,791,181   10,161,821        17,221,744     19,581,342
Amortization of Goodwill                     190,710      316,301           381,420        599,996
                                         ___________   __________        __________     __________
   Operating Income                        1,548,719    2,289,672         2,296,296      4,486,274

Interest Expense, Net                      1,651,945    2,040,350         3,335,663      3,693,980
Loss on Dispositions of Businesses         6,229,975        ---           6,229,975          ---
                                         ___________    _________         _________      __________

(Loss) Income Before Income Taxes         (6,333,201)     249,322        (7,269,312)       792,294

(Benefit from) Provision for
  Income Taxes                            (2,188,359)     107,209        (2,590,886)       340,687
                                          ___________     _______        ___________       _______

   Net (Loss) Income                     $(4,144,842)    $142,113       $(4,678,426)     $ 451,607
                                         ____________    ________       ____________     _________
                                         ____________    ________       ____________     _________

(Loss) Earnings Per Common Share         $     (.075)    $   0.03       $      0.85)     $    0.08
                                         ____________    ________       ____________     __________
                                         ____________    ________       ____________     __________


Weighted Average Common
   Shares Outstanding                      5,525,079    5,630,194         5,503,601        5,455,945
                                          __________    _________         __________       __________
                                          __________    _________         __________       __________


See Notes to Consolidated Financial Statements


                                         DATAFLEX CORPORATION
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                             Six Months Ended September 30,
                                             1996                      1995
erating Activities:
  Net (Loss) Income                          $  (4,678,426)        $   451,607
Adjustments to Reconcile
Net Income to Net Cash:
  Depreciation and Amortization                  1,624,341           2,273,386
  Amortization of Restricted
  Stock Grants                                      62,164                  -
  Deferred Taxes                                   467,915             145,606
Loss on Disposition of Businesses                6,229,975                  -
Changes in Assets and Liabilities:
  Accounts Receivable                           35,107,631          (6,527,699)
  Inventory                                     17,798,426          (6,572,705)
  Net Assets Held for Sale                       6,272,894                   -
  Other Current Assets                            (370,394)          2,277,276
  Other Assets                                     372,721             (95,654)
  Accounts Payable                             (26,911,354)         (4,123,914)
  Accrued Expenses and Other Payables           (1,082,852)           (527,051)
  Income Taxes Receivable                       (2,836,180)           (176,077)
  Other Long-Term Liabilities                      (32,291)            450,370
                                                ___________         ____________

Net Cash - Operating                            32,024,570          (12,424,855)
                                                __________          ____________
                                                __________          ____________

Investing Activities:
  Capital Expenditures                          (1,161,766)          (1,772,402)
  Acquisition of Businesses,
  Net of Cash Acquired                                   -             (692,246)
                                                ___________          ___________

Net Cash - Investing                            (1,161,766)          (2,464,648)
                                                ___________          ___________

Financing Activities:
  Proceeds from Issuance
  of Notes Payable                              88,995,137           122,279,727
  Payments of Notes Payable                   (120,017,473)         (109,399,204)
  Payments on Long-Term Borrowings                 (43,998)              (43,998)
  Proceeds from Common Stock and Options           288,853                26,562
  Purchase of Treasury Stock                             -               (78,520)
  Sale of Treasury Stock                            (8,333)                    -
  Payments on Officers Loans Receivable
    for Exercised Stock Options                    235,290                78,520
                                                ___________          ____________

Net Cash - Financing                           (30,550,524            12,863,087
                                                ____________         ____________

Net Increase (Decrease) in Cash                    312,280            (2,026,416)
Cash - Beginning of Year                           499,144             5,589,741
                                                ___________          ____________
Cash - End of Year                           $     811,424        $    3,563,325
                                                -----------          ------------
                                                ___________          ____________


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

B)         DISPOSITION OF BUSINESSES

           In October, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations (located in Edison, New Jersey, New York City, New York, Bensenville, Illinois and
Milwaukee, Wisconsin) for $43,500,000 in cash, including $5,000,000 placed in escrow pending final adjustments. The cash proceeds were used to reduce the Company's interest-bearing obligations on its credit facility with IBM Credit Corporation ("IBMCC"). The anticipated loss on this transaction is included in the Consolidated Statement of Operations for the three and six months ended September 30, 1996. The Eastern and Midwestern regions had combined revenues of $45,286,000 and $85,068,000 and $36,871,000 and $78,712,000 for the three and six-month periods ended September 30, 1996 and 1995, respectively.

           In May, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Western region (primarily its Alameda, California and Tempe, Arizona locations) for approximately $42,000,000 in cash, including $5,000,000 placed in escrow pending final adjustments. The cash proceeds were used to reduce the Company's accounts payable and interest-bearing obligations on its credit facility with IBMCC.

           In July, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Valtron division for $2,900,000 in cash, $750,000 in forgiveness of a note payable and the receipt of a three-year note of $850,000, bearing interest at 9% per annum.

           The aggregate anticipated loss on the sale of the Western region and Valtron division was recorded at March 31, 1996.

C)         INVENTORY

           Inventory consists of:

                                     September 30,     March 31,
                                         1996           1996

Finished Goods                       $   6,451,481     $ 21,989,311
Spare Parts, Net                         1,005,076        3,765,672
                                     -------------     ------------
                                     $   7,456,557     $ 25,754,983


           Accumulated amortization of spare parts inventory was $1,386,147 and $906,887 at September 30, 1996 and March 31, 1996, respectively. Amortization expense amounted to $604,149 and $925,461 for the six-month periods ended September 30, 1996 and 1995, respectively.

D)         OTHER CURRENT ASSETS

           The balance in other current assets at September 30, 1996 and March 31, 1996 includes receivables from major vendors for returned goods, marketing and other programs of $3,792,448 and $7,375,799, respectively.


E)         CONTINGENCIES

           A suit was filed against the Company in August, 1996 alleging the Company breached a registration agreement executed in connection with the August, 1994 purchase of all the issued and outstanding common stock of Sunland Computer Services, Inc. The Company intends to vigorously defend this suit and the Company's liability, if any, is not determinable at this time. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                                                                 Three Months Ended                        Six Months Ended
                                                                       September 30,                         September 30,
                                                                       1996          1995                     1996        1995


Revenue                                                                 100.0%          100.0%               100.0%           100.0%
Cost of Revenue                                                          88.6            88.2                 88.3             88.7
Gross Profit                                                             11.4            11.8                 11.7             11.3
Selling, General and Administrative Expenses                              9.3             9.4                 10.1              9.0
Amortization of Goodwill                                                  0.2             0.3                  0.2              0.3
Operating Income                                                          1.9             2.1                  1.4              2.0
Interest Expense, Net                                                     2.0             1.9                  2.0              1.7
Loss on Dispositions of Businesses                                        7.4               -                  3.7                -
(Loss) Income Before Income Taxes                                        (7.5)            0.2                 (4.3)             0.3
(Benefit) Provision for Income Taxes                                     (2.6)            0.1                 (1.5)             0.1
Net (Loss) Income                                                        (4.9)%           0.1%                (2.8)%            0.2%


PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE PERIOD ENDED
SEPTEMBER 30, 1995

           Revenues decreased by $23,969,000, or 22.2%, to $83,875,000 for the quarter ended September 30, 1996, as compared with $107,844,000 for the quarter ended September 30, 1995. For the six months ended September 30, 1996, revenues decreased by $48,263,000, or 22.1%, to $169,906,000, as compared with $218,169,000 for the six months ended September 30, 1995. The decrease in revenues for the three and six-month periods ended September 30, 1996 is primarily attributable to the sale of the Company's Western region operations as of April 1, 1996. On a comparable basis, excluding revenues associated with the Western region, revenues increased by $11,421,000, or 15.8% and $21,281,000, or 14.3% for the three and six-month periods ended September 30, 1996, as compared with the comparable periods in the prior year. This increase primarily relates to continued growth in the Company's Midwest and Southeast regions partially offset by a decline in revenues from the Eastern region.

           Gross profit decreased by $3,237,000, or 25.4%, to $9,531,000 in the second quarter of the current fiscal year as compared with $12,768,000 in the second quarter of last fiscal year. For the six months ended September 30, 1996, gross profit decreased by $4,768,000, or 19.3%, to $19,900,000, as compared with $24,668,000 for the six months ended September 30, 1995. This decrease primarily relates to the exclusion of gross profit contribution provided by the Western region. As a percentage of revenues, gross profit was 11.4% and 11.7% for the three and six-month periods ended September 30, 1996 as compared with 11.8% and 11.3% for the three and six-month periods ended September 30, 1995. The decrease in gross profit as a percentage of sales in the second quarter period reflects a slight softening in hardware margins as compared to the prior year. The increase in gross profit as a percentage of sales for the six months ended September 30, 1996 as compared with the prior year is primarily due to the disposition of less profitable services business in the Western region.

           Selling, general and administrative expenses decreased by $2,371,000, or 23.3% and $2,359,000, or 12.0% to $7,791,000 and
$17,222,000 as compared with $10,162,000 and $19,581,000 for the three and six-month periods ended September 30, 1996 and 1995, respectively. This decrease primarily relates to the sale of the Company's Western region operations. As a percentage of revenues, selling, general and administrative expenses were 9.3% and 10.1% as compared with 9.4% and 9.0% for the three and six-month periods ended September 30, 1996 and 1995, respectively. The increase in selling, general and administrative expenses as a percentage of revenues for the six months ended September 30, 1996 as compared with the prior year reflects selling, general and administrative expenses associated with the Company's Valtron division which was acquired in July 1995 and disposed of in July 1996.

           Amortization of goodwill decreased by $125,000, or 40.0% and $219,000 or 36.5% to $191,000 and $381,000 as compared with
$316,000 and $600,000 for the three and six-month periods ended
September 30, 1996 and 1995, respectively, due primarily to the disposition of goodwill associated with the sale of the Company's
Western region.

           Interest expense decreased by $387,000 or 19.0% and $358,000, or 9.7% to $1,652,000 and $3,336,000 as compared with $2,040,000 and $3,694,000 for the three and six-month periods ended September
30, 1996 and 1995, respectively. The decrease primarily relates to reduced average borrowings resulting from the pay down of debt from the use of proceeds on the sale of the Western region partially offset by higher interest costs from increased interest rates.

           Loss on disposition of business represents the aggregate difference between the carrying value of the net assets of the sale of the Eastern and Midwestern regional operations and the estimated net realizable value of these net assets. The Company has recorded a loss of approximately $6,200,000 on the disposition of these businesses.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities was funded primarily by proceeds from the disposition of the Company's Western region and Valtron division and cash flow from operations.

           Net cash used in investing activities of $1,162,000 reflects capital expenditures in support of the Company's growth. The
Company has no material commitments for capital expenditures for the fiscal year ending March 31, 1997.

           Net cash used in financing activities primarily reflects a net decrease in notes payable of $31,022,000 resulting from the use of proceeds from the sale of the Company's Western region and Valtron division and cash flow from operations.

           In October 1996, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations for $43,500,000 in cash, including $5,000,000 placed in escrow pending final adjustments. The proceeds were used to reduce the Company's interest bearing obligations on its credit facility with IBM Credit Corporation.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits - None required to be filed for Part II of this report.

           b.  Report on Form 8-K

             (1) Report on Form 8-K reporting Item 6, dated October 7, 1996, filed October 23, 1996.

             (2) Report on Form 8-K reporting Items 2 and 7, dated October 11, 1996, filed October 28, 1996.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 1996


                           DATAFLEX CORPORATION


                           By:/s/ Richard C. Rose
                              ------------------------
                              Richard C. Rose
                               Chairman and Chief
                               Executive Officer


                           By:/s/ Anthony Lembo
                              -------------------------
                              Anthony Lembo
                               President, Chief Operating Officer
                               and Chief Financial Officer