Form 10-Q/A
period 1996-09-30
DATAFLEX CORP
filed 1996-12-30
CIK 355735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  __________

                                   FORM 10-QA

___QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
   ACT OF 1934

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

Dated: December 30, 1996


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