Form 10-Q
period 1996-12-31
DATAFLEX CORP
filed 1997-02-14
CIK 355735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -----------

                                   FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     December 31, 1996
         ------------------------------     -----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _________to_________


                          Commission File No. 0-15551

                              DATAFLEX CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

                  NEW JERSEY                          22-2163376
                  ----------                          ----------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


                  2145 CALUMET STREET
                  CLEARWATER, FLORIDA                    34625
                  -------------------                    -----
         (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (813) 562-2200

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

                                    Yes X    No
                                       ----    ----

As of February 10, 1997, there were 5,961,169 shares of the Registrant's Common Stock outstanding.

                              DATAFLEX CORPORATION

              FORM 10-Q - FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX



                                                                                   PAGE NO
                                                                                   -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          a)  Consolidated Balance Sheets - December 31, 1996 (unaudited)
              and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          b)  Unaudited Consolidated Statements of Operations - Three and
              Nine Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . .   2
          c)  Unaudited Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 1996 and 1995 . . . . . . . . . . . . .   3
          d)  Notes to Unaudited Consolidated Financial Statements . . . . . . . . .   4

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .   7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   9

                              DATAFLEX CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                       December 31,           March 31,
                                                          1996                   1996
                                                       ------------          ------------

                                     ASSETS
Current Assets:
   Cash and Cash Equivalents                          $    428,302           $    499,144
   Accounts Receivable, Net                             22,735,083             57,333,174
   Inventory, Net                                        8,679,180             25,754,983
   Net Assets Held for Sale                                      -             45,229,410
   Deferred Tax Asset                                      300,000              3,287,647
   Income Taxes Receivable                               2,665,003                828,823
   Other Current Assets                                 10,735,131              8,428,151
                                                      ------------           ------------
Total Current Assets                                    45,542,699            141,361,332

Property and Equipment, Net                              4,441,649              9,436,611
Other Assets                                               981,761                798,919
Deferred Tax Asset                                       3,293,994                      -
Goodwill                                                14,521,966             18,715,751
                                                      ------------           ------------

   Total Assets                                       $ 68,782,069           $170,312,613
                                                      ============           ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
   Current Portion of Long-Term Debt                  $    239,960           $ 32,967,368
   Short-Term Debt                                      27,845,554
   Accounts Payable                                      3,346,169             42,477,509
   Accrued Expenses and Other Payables                   4,748,311              8,385,420
                                                      ------------           ------------
Total Current Liabilities                               36,179,994             83,830,297

Long-Term Debt                                           4,687,147             54,061,619
Deferred Tax Liability                                           -                347,640
Other Long-Term Liabilities                                      -                224,627
                                                      ------------           ------------

   Total Liabilities                                    40,867,141            138,464,183
                                                      ------------           ------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,961,169 and 5,587,661 Shares at
    December 31, 1996 and March 31, 1996,
    respectively                                        23,443,593             23,064,542
   Less:  Loans Receivable for Exercised
     Stock Options                                        (194,269)              (311,024)
   Retained Earnings                                     5,269,082              9,690,057
                                                      ------------           ------------
                                                        28,518,406             32,443,575
   Less:  Treasury Stock - At Cost;
    115,382 and 113,901 shares at September
    30, 1996 and March 31, 1996,
    respectively                                          (603,478)              (595,145)
                                                      ------------           ------------
Total Shareholders' Equity                              27,914,928             31,848,430
                                                      ------------           ------------

Total Liabilities and Shareholders' Equity            $ 68,782,069           $170,312,613
                                                      ============           ============


                     See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                     Three Months Ended           Nine Months Ended
                                          December 31,                December 31,
                                      1996          1995          1996           1995
                                  ------------   ------------  ------------   ------------
Revenue
   Equipment                      $ 37,119,763   $109,600,412  $186,832,329   $305,326,429
   Services                          3,872,882     13,034,333    24,066,295     35,477,450
                                  ------------   ------------  ------------   ------------
                                    40,992,645    122,634,745   210,898,624    340,803,879
                                  ------------   ------------  ------------   ------------
Cost of Revenue
   Equipment                        32,285,700     98,348,597   166,059,432    273,413,784
   Services                          3,034,517     10,611,841    19,267,304     29,048,175
                                  ------------   ------------  ------------   ------------
                                    35,320,217    108,960,438   185,326,736    302,461,959
                                  ------------   ------------  ------------   ------------

   Gross Profit                      5,672,428     13,674,307    25,571,888     38,341,920

Selling, General and
   Administrative Expenses           4,372,487     11,050,498    21,594,231     30,631,840
Amortization of Goodwill               148,000        332,553       529,420        932,548
                                  ------------   ------------  ------------   ------------

   Operating Income                  1,151,941      2,291,256     3,448,237      6,777,532

Interest Expense, Net                  715,906      2,022,323     4,051,539      5,716,303
Loss on Dispositions of
   Businesses                                -              -     6,229,975              -
                                  ------------   ------------  ------------   ------------

(Loss) Income Before Income Taxes      436,035        268,933    (6,833,277)     1,061,229

(Benefit from) Provision for
   Income Taxes                        178,774        115,641    (2,412,112)       456,328
                                  ------------   ------------  ------------   ------------

   Net (Loss) Income              $    257,261   $    153,292  $ (4,421,165)  $    604,901
                                  ============   ============  ============   ============


(Loss) Earnings Per
   Common Share                   $       0.04   $       0.03  $      (0.78)  $       0.11
                                  ============   ============  ============   ============

Weighted Average Common
   Shares Outstanding                5,807,475      5,353,595     5,644,341      5,421,829
                                  ============   ============  ============   ============


                         See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Nine Months Ended December 31,
                                                               1996              1995
                                                           ------------      ------------
Operating Activities:
  Net Income                                               $ (4,421,165)    $     604,901
Adjustments to Reconcile Net Income to Net Cash:
  Depreciation and Amortization                               1,977,272         3,512,648
  Amortization of Restricted Stock Grants                        62,164                 -
  Deferred Taxes                                                 41,293             3,584
Loss on Disposition of Businesses                             6,229,975                 -
Changes in Assets and Liabilities:
  Accounts Receivable                                        34,598,091       (18,288,542)
  Inventory                                                  17,075,803       (24,951,554)
  Other Current Assets                                       (2,306,980)          423,356
  Other Assets                                                 (178,810)           27,993
  Accounts Payable                                          (39,131,340)       10,356,968
  Accrued Expenses and Other Payables                        (3,637,109)        2,134,395
  Income Taxes Receivable                                    (1,836,180)         (176,077)
  Other Long-Term Liabilities                                  (224,627)          320,801
                                                           ------------     -------------

Net Cash - Operating                                          8,248,387       (26,031,527)
                                                           ------------     -------------

Investing Activities:
  Capital Expenditures                                       (1,477,063)       (2,698,859)
  Net Assets Held for Sale                                   45,229,410                 -
  Acquisition of Businesses,
    Net of Cash Acquired                                              -        (1,144,720)
                                                           ------------     -------------

Net Cash - Investing                                         43,752,347        (3,843,579)
                                                           ------------     -------------

Financing Activities:
  Proceeds from Issuance of Notes Payable                    88,995,137       197,943,280
  Payments of Notes Payable/Short Term Debt                (141,422,627)     (172,594,660)
  Payments on Long-Term Borrowings                             (159,896)          (65,997)
  Proceeds from Common Stock and Options                        280,520            29,937
  Purchase of Treasury Stock                                          -           (78,520)
  Payments on Officers Loans Receivable
    for Exercised Stock Options                                 235,290                 -
                                                           ------------     -------------
Net Cash - Financing                                        (52,071,576)       25,234,040
                                                           ------------     -------------

Net Increase (Decrease) in Cash                                 (70,842)       (4,641,066)
Cash - Beginning of Year                                        499,144         5,589,741
                                                           ------------     -------------
Cash - End of Year                                         $    428,302     $     948,675
                                                           ============     =============


                See Notes to Consolidated Financial Statements.

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

B)  DISPOSITION OF BUSINESSES

In October, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations (located in Edison, New Jersey, New York City, New York, Bensenville, Illinois and Milwaukee, Wisconsin) for $43,500,000 in cash, including $5,000,000 placed in escrow pending final adjustments. The cash proceeds were used to reduce the Company's interest-bearing obligations on its credit facility with IBM Credit Corporation ("IBMCC"). The anticipated loss on this transaction is included in the Consolidated Statement of Operations for nine months ended December 31, 1996. The Eastern and Midwestern regions had combined revenues of $47,957,554 and $126,699,995 for the three and nine-month periods ended December 31, 1995, respectively. The Midwestern and Eastern regions combined revenues totaled $85,068,000 for the nine-month period ended December 31, 1996.

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

C)  INVENTORY

Inventory consists of:

                                  December 31, 1996              March 31, 1996
                                  -----------------              --------------
Finished Goods                      $ 8,430,666                    $21,989,311
Spare Parts, Net                        248,514                      3,765,672
                                    -----------                    -----------
                                    $ 8,679,180                    $25,754,983
                                    ===========                    ===========

Accumulated amortization of spare parts inventory was $ 65,000 and $906,887 at December 31, 1996 and March 31, 1996, respectively. Amortization expense amounted to $ 644,149 and $ 1,488,575 for the nine-month periods ended December 31, 1996 and 1995, respectively.

D)  OTHER CURRENT ASSETS

The balance in other current assets at December 31, 1996 and March 31, 1996 included receivables from major vendors for returned goods, marketing and other programs of $10,670,561 and $7,375,799. The December 31, 1996 balance also includes $6,000,000 held in escrow for the sales of the Western, Midwestern and Eastern regions. The Company expects to collect the escrow by June 1997.

E)  CREDIT FACILITY

In December 1996, the Company entered into a two year $38,000,000 credit facility with NationsCredit and NationsBank which replaces its former $120,000,000 agreement with another bank. The new facility reduces interest rates the Company is now paying for its working capital loans. The structure of the short-term debt includes a revolving line of credit and an inventory financing agreement.

F)  CONTINGENCIES

During the second fiscal quarter of 1997, the Company recorded an expense of $1,500,000 related to certain litigation arising from the 1994 purchase of a computer services company and from certain former potential equity investors relating to contractual rights.

In December 1996, the Company settled both of these claims. The Company issued 270,000 shares of common stock and $300,000 to the former shareholders of the computer services company, and a $350,000 note payable July 1, 1997 was issued to the former equity investors.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statement of Operations:


                                               Three Months Ended               Nine Months Ended
                                               December 31,                     December 31,
                                               1996              1995           1996             1995
                                               ----------------------           ---------------------
Revenue                                         100.0%          100.0%          100.0%           100.0%
Cost of Revenue                                  86.2            88.9            87.9             88.7
Gross Profit                                     13.8            11.1            12.1             11.3
Selling, General & Admin. Expenses               10.7             9.0            10.2              9.0
Amortization of Goodwill                          0.4             0.3             0.3              0.3
                                                -----           -----           -----            -----
Operating Income                                  2.7             1.8             1.6              2.0
Interest Expense, Net                             1.7             1.6             1.9              1.7
Loss on Disposition of Businesses                 --              --              3.2              --
                                                -----           -----           -----            -----
(Loss) Income Before Income Taxes                 1.0             0.2            (3.2)             0.3
(Benefit) Provision for Income Taxes              0.4             0.1            (1.1)             0.1
                                                -----           -----           -----            -----
Net (Loss) Income                                 0.6%            0.1%           (2.1)%            0.2%
                                                =====           =====           =====            =====


PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE PERIOD ENDED
DECEMBER 31, 1995

Revenues decreased by $81,642,100 or 66.6%, to $40,992,645 for the quarter ended December 31, 1996, as compared with $122,634,745 for the quarter ended December 31,1995. For the nine months ended December 31, 1996, revenues decreased by $129,905,255, or 38.1% to $210,898,624, as compared with $340,803,879 for the nine months ended December 31, 1996. The decrease in revenues is due to the sale of the Western region operations on April 1, 1996 and the sale of the Midwestern and Eastern regions operations on October 4, 1996. On a comparable basis, excluding revenues for the Western, Midwestern and Eastern regions, revenues increased by $5,152,369, or 14.4% and $19,809,446, or 19.3%, for the
three and nine month periods ended December 31, 1996, as compared with the same periods in the prior year.

Gross Profit decreased by $8,001,879, or 58.5%, to $5,672,428 in the third quarter of the current fiscal year as compared with $13,674,307 in the third quarter of last fiscal year. For the nine months ended December 31, 1996, gross profit decreased by $12,770,032, or 33.3%, to $25,571,888, as compared with $38,341,920 for the nine months ended December 31, 1996. This decrease relates to the exclusion of gross profit contribution for the Western region for the entire period and the exclusion of the Midwestern and Eastern regions for the three month period. On a comparable basis, excluding the Western, Midwestern and Eastern regions, gross profit increased by $1,093,911, or 24.0% and $4,468,916, or 34.5% for the three and nine month periods ended December 31, 1996.

As a percentage of revenues, gross profit was 13.8% and 12.1% for the three and nine month periods ended December 31, 1996 as compared to 11.2% and 11.3% for the three and nine month periods ended December 31, 1995. The increase in gross profit as a percentage of sales in the third quarter reflects an increase in services sales, which have a higher gross profit margin. The increase in gross profit as a percentage of sales for the nine months ended December 31, 1996 as compared with the prior year is due to the disposition of less profitable services business in the Western region and the increase in services business in the Southeastern region.

Selling, general and administrative expenses decreased by $6,678,011, or 60.4% and $9,037,609, or 29.5% to $4,372,487 and $21,594,231 as compared with
$11,050,498 and $30,631,840 for the three and nine month periods ended December 31, 1996 and 1995, respectively. This decrease primarily relates to the sale of the Western region on April 1, 1996 and the sale of the Midwestern and Eastern regions on October 4, 1996.

As a percentage of revenues, selling, general and administrative expenses were 10.7% and 10.2% as compared with 9.0% for the three and nine month periods ended December 31, 1996 and 1995, respectively. The increase in selling, general and administrative expenses, as a percentage of revenues for the nine months, as compared with the prior year, reflects additional administrative expenses associated with the sales of the Western, Midwestern and Eastern divisions, as well as the sale of the Valtron division. The increase also reflects a difference in customer base and product mix in the Southeast region, as compared to the Midwestern and Eastern regions.

Amortization of goodwill decreased by $184,553, or 55.5% and $403,128, or 43.2% to $148,000 and $529,420 as compared with $332,553 and $932,548 for the three and nine month periods ended December 31, 1996 and 1995, respectively, due primarily to the disposition of the Western region on April 1, 1996 and the disposition of the Midwestern and Eastern divisions on October 4, 1996.

Interest expense decreased by $1,306,417 or 64.6% and $1,664,764 or 29.1% to $715,906 and $4,051,539 as compared $2,022,323 and $5,716,303 for the three and nine month periods ended December 31, 1996 and 1995, respectively. The decrease primarily relates to reduced average borrowings resulting from the pay down of debt from the proceeds of the sale of the Western, Midwestern and Eastern regions.

The Loss on disposition of business recorded in the nine months ended December 31, 1996 represents the aggregate difference between the carrying value of the net assets of the sale of the Midwestern and Eastern regional operations and the net realizable value of these net assets. The Company recorded a loss of $6,229,975 on the disposition of these businesses.


LIQUIDITY AND CAPITAL RESOURCES

Cash was provided primarily by proceeds from the dispositions of the Company's Western, Midwestern and Eastern regions and Valtron division, and cash flow from operations.

Cash used in financing activities primarily reflects a reduction in notes payable of $52,427,490 resulting from the use of proceeds from the sales of the Company's Western, Midwestern and Eastern regions and the Valtron division and capital expenditures in support of the Company's growth.

The company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditures needs through the remainder of fiscal 1997.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - None required to be filed for Part II of this report.

          b.   Report on Form 8-K

               (1) Report on Form 8-K reporting Items 2 and 7, dated October 11, 1996, filed October 22, 1996.

Exhibits
  27          Financial Data Schedule (For SEC use only)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 13, 1997



                                     DATAFLEX CORPORATION


                                     By:  /s/ Richard C. Rose
                                        -----------------------------------
                                          Richard C. Rose
                                          Chief Executive Officer



                                     By:  /s/ Anthony G. Lembo
                                        -----------------------------------
                                          Anthony G. Lembo
                                          President, Chief Operating Officer
                                          and Chief Financial Officer