Form 10-K
period 1997-03-31
DATAFLEX CORP
filed 1997-06-30
CIK 355735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the fiscal year ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from _____________ to ________________.

                           Commission File No. 0-15551


                              DATAFLEX CORPORATION
             ------------------------------------------------------
               (Exact name of Registrant specified in its charter)

        NEW JERSEY                                               22-163376
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2145 CALUMET STREET
            CLEARWATER, FL                                        34625
---------------------------------------                          --------
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

                         YES [X]        NO [ ]

Indecate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         YES [ ]        NO [ ]

The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on NASDAQ for June 24, 1997, and reported by the National Quotations Bureau, Inc. was $19,026,606.

As of June 24, 1997 there were 5,961,169 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A.

                               TABLE OF CONTENTS

          ITEM                                                  PAGE


PART 1
          1.   Business                                          1

          2.   Properties                                        5

          3.   Legal Proceedings                                 5

          4.   Submission of Matters to a Vote of Security
                    Holders                                      5


PART II

          5.   Market for the Registrant's Common Equity and
                    Related Stockholder Matters                  6

          6.   Selected Financial Data                           7

          7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   9

          8.   Consolidated Financial Statements and
                    Supplementary Data                          12

          9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      12


PART III

         10.   Directors and Executive Officers of the
                    Registrant                                  12

         11.   Executive Compensation                           12

         12.   Security Ownership of Certain Beneficial Owners
                    and Management                              12

         13.   Certain Relationships and Related Transactions   12

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial convenants in loan agreements, plans for sales of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words, "anticipates," " estimates," "expects," "intends," "plans," and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 1 - BUSINESS

GENERAL.

Dataflex Corporation (the "Company"), incorporated in New Jersey in 1976, is a direct marketer of microcomputer equipment, related products and computer services. The Company markets computer equipment and related products supplied primarily by major manufacturers, including Compaq, Hewlett-Packard, IBM and Toshiba. The Company's customers are business organizations with diverse desktop computing requirements located throughout the United States, with a primary concentration in the Southeast. The Company provides its customers with single-source, value-added desktop computing solutions and services, including product sales, system integration, network installations, help desk support, training, consultation services and equipment repair maintenance. The Company is also a certified Novell Education Center and a certified Microsoft Authorized Technical Education Center capable of providing on-site or off-site manufacturer authorized education.

The computer services business includes dedicated on-site remedial and nonremedial maintenance support to the Company's customers through the Company's Mainsite(TM) program, field service repairs and maintenance, system configuration, asset management, authorized training centers, LAN/WAN consulting and system integration, help desk support, and FlexStaff, which provides dedicated technical staff on a contract basis to customers for short and long-term requirements. In addition, the Company is a member of a national network of service partners to enhance its ability to deliver nationwide, on-site services to its customers.

The Company focuses its efforts on customer service. The Company conducts ongoing training for its associates, monitors response and repair time regarding customer requests and concerns, measures delivery time for services and conducts customer surveys to determine the level of customer satisfaction.

Over the past twelve months, the Company has divested its Eastern (New Jersey-based), Midwestern (Chicago-based), and Western (California- and Arizona-based) regions in a series of transactions. These divestitures are a reversal of the Company's expansion strategy implemented in 1994 and 1995 and resulted from the Company's inability to successfully integrate these acquisitions promptly and effectively. Additionally, management determined that the Company lacked adequate capital (or access to adequate capital) to support its expanded infrastructure, to make necessary additional capital expenditures and to service the significant indebtedness incurred in connection with the acquisitions. Management concluded that it was necessary to reduce the burden of this indebtedness. The divestitures have reduced the Company's indebtedness and allowed it to focus on its core business. In particular, management believed that the Company's best opportunities were in the Southeastern United States and therefore concentrated the Company's efforts in this region. As a result, the Company disposed of its other operations, including its Eastern region (the original business of the Company) in 1996. On April 18, 1997 the Company sold its Kindergarten through 12th Grade Education business to Computer Plus, Inc.("Computer Plus"). Proceeds from the sale were used to further reduce the Company's debt.

The Company has offices in Tallahassee, Maitland (Orlando), Hollywood (Miami-Ft. Lauderdale) and Clearwater (Tampa Bay), Florida, and Smyrna (Atlanta), Georgia. The Company's headquarters are located at 2145 Calumet Street, Clearwater, Florida 34625, and its telephone number is (813) 562-2200.

INDUSTRY

Since 1988, the microcomputer distribution and support industry's rate of revenue growth has been affected by the introduction of many lines of low priced clones, significant price reductions by major competitors, increasing support costs and complexity and the introduction of networking technology. The Company believes the microcomputer distribution and support industry does not function along the traditional supply and demand principle, as in many cases product shortages result in lower pricing to customers. The industry has been consolidating since the early 1990's, as larger resellers acquire smaller, strategically-located resellers to increase their market share.

Dataquest, a computer research firm, reports that the demand for microcomputer products and related services are expected to grow approximately 10-13% from 1996 to the year 2000. Dataquest estimates that approximately 80% of the five-year cost of businesses owning personal computers is in the maintenance, training and support, not the hardware and software acquisition costs. Consequently, the Company believes future growth will come not only from a continuing demand for computer hardware, but also from an increasing demand for related computer services, such as internet and intranet applications, as well as for integration services and training.

MARKETING AND SALES STRATEGY

The Company's objective is to continue as a direct marketer of microcomputer equipment, related products and computer services, with a primary focus on the Southeastern United States. The key elements of the Company's marketing and sales strategy in seeking to achieve this objective include:

     FOCUS ON MEDIUM-TO-LARGE ORGANIZATIONS AND GOVERNMENT AGENCIES. The Company's marketing focus is primarily on medium-to-large organizations and government agencies. The Company believes that these customers are dependent on their suppliers to provide, in addition to competitive pricing, a consultative approach to their microcomputer equipment needs. This approach addresses purchasing, software selection, compatibility, maintenance, support, networking, training and obsolescence. The Company utilizes this approach, seeking to help customers analyze costs, improve user satisfaction and maintain administrative control over their desktop computer equipment. The Company markets solutions to both existing and potential customers with the objective of becoming the customers' "preferred provider" of desktop microcomputer services and product acquisition.

     TARGET CLIENT NEEDS. The Company may benefit from its clients' needs, particularly in the areas of the internet, client/server applications, and network management through targeted telemarketing, strategic alliances with major personal computer and network vendors, client referrals and promotional programs that offer hardware and service tie-ins. The need to outsource for technical expertise in these areas may provide growth for the Company and offer cost savings, improved flexibility and high-end user satisfaction for its customers.

     DEVELOP INTERNAL INFORMATION SYSTEMS. The Company believes that its ability to provide accurate and timely information to customers is integral to the success of its marketing efforts. Accordingly, the Company is continuing to develop its internal information systems. These internal information systems are intended to provide members of the Company's marketing and sales staff, as well as customers, with current information regarding the products offered for sale, including information on availability, pricing, order status and purchasing requests. See "Management Information Systems."

     UTILIZE VARIOUS MARKETING STRATEGIES. To market its products and services, the Company utilizes telemarketing, strategic alliances with major vendors, customer referrals and various promotional activities. The Company also makes joint sales presentations with certain of its major vendors to existing and prospective customers.

SALES ACTIVITIES AND ORDER FULFILLMENT

The Company is dependent, in large part, on the account executives that locate and service customers via telephone communications. These account executives develop a customer base through a combination of outbound calling and direct mail. The Company's account executives are well-trained, product knowledgeable and motivated to maximize sales and customer service. These account executives are organized in teams to provide a customer with several knowledgeable representatives. The Company strives to have an account representative answer customer telephone calls and to avoid automated telephone responses.

The teams are geographically segmented and are responsible for developing sales for their territory. The account executives utilize computers to retrieve information on-line regarding product characteristics, cost and availability and to enter customer orders. At the time of order entry, the account executive has access to information from four major suppliers and the Company's own warehouse. Processing of the order is performed immediately following a credit check and either a "pick ticket" is generated for products in the Company's warehouse or electronic purchase orders are created for direct drop ship distribution orders. The Company ships products via UPS, Federal Express, common carrier or any other acceptable manner requested by the customer. The customer is billed either at the time the order ships from the Company's warehouse or at the time an electronic invoice is received from its distributor for orders drop shipped directly to its customer.

The Company's account executives are compensated based upon the amount of gross profit generated. The account executives have the authority to negotiate and adjust prices for products, provided that the account executives sell at a price that meets established guidelines. The account executives can achieve relatively high compensation levels. There can be no assurance that the Company can continue to attract and retain qualified account executives to assist in expanding the business.

SERVICES

The Company provides services to support product sales. Services are offered on a per PC or complete project basis. Some of the services offered by the Company are:

     TECHNOLOGY MANAGEMENT SERVICES. The Company offers contracts to customers for both on-site ("MainSite(TM)") and off-site product maintenance. These maintenance contracts generally require the Company to maintain microcomputer equipment at the customer's location during regular business hours. Most maintenance contracts are renewable annually. In addition, the Company provides authorized warranty service and repair for equipment sold by it and by others.

     FLEXSTAFF. The Company offers to its customers temporary staffing resources for on-site technical consulting assignments. These contracts are generally for less than one year and provide customers with resources to meet their internal technical needs such as project management, application development, hardware maintenance, help desk, network design and implementation and systems integration.

     TRAINING. The Company offers authorized training for Microsoft and Novell at both customer sites and its regional training locations. All trainers must be certified instructors prior to teaching any course, as well as software application training at customer sites.

     PROFESSIONAL SERVICES. The Company provides professional consulting services to help customers define, design, implement and support local and wide-area networks ("LAN/WAN") implementation and migrations. The Company professionals and the customer develop a needs analysis and agree upon an implementation plan for the LAN/WAN systems and then work together in implementing and supporting the LAN/WAN systems.

Service contracts with customers are typically less than one year in duration and require the Company's personnel to provide services upon demand, at various times throughout the contract period. Service Contract revenue is generally recognized when services are performed or ratably over the contract period, dependent upon the nature of the service contract.

COMPETITION

The microcomputer distribution and support industry is highly competitive. Distribution has evolved from manufacturers selling through direct sales forces to sales by manufacturers to wholesalers, resellers and value-added resellers. Competition, especially the pressure on pricing, has resulted in industry consolidation. In response to continuing competitive pressures, including specific price pressure from the direct telemarketing and mail order distribution channels, the microcomputer distribution channel continues undergoing segmentation into value-added resellers that emphasize advanced systems together with service and support for business networks, as compared to computer "superstores" who offer retail purchasers a relatively low cost, low service alternative. Certain "superstores" have expanded their marketing efforts to target segments of the Company's customer base, which could have a material adverse impact on the Company's business.

The Company believes that competition in its industry is based upon a combination of price and quality of service. The Company's recent reduction in geographic reach may make it a less attractive supplier to certain customers. Among the Company's most significant competitors are Entex, Vanstar, Compucom, Comp USA, and Pomeroy.

The Company competes for sales with local, national and international distributors and resellers. Many of these resellers may sell products at lower prices than the Company. Many of the Company's competitors are substantially larger, have more personnel, materially greater financial and marketing resources, and operate within a larger geographic area than the Company.

The Company believes that the growth rate of the market for microcomputer equipment, related products and computer services has decreased in recent years. The Company believes that this will create further competitive pressures within the industry. There can be no assurance that the Company will continue to successfully compete.

CUSTOMERS

The Company's target customers are middle to large sized entities and governments located primarily in the Southeastern United States. The Company's customers typically have between 200 and 1,000 workstations and can benefit from the full range of the Company's services. The Company has over 4,000 customers in diverse industries, including healthcare, service industries, utilities and manufacturing.

MANAGEMENT INFORMATION SYSTEMS

The Company uses proprietary, real-time management information systems, which centralize key functions of management and provide real-time access to inventory levels of its key suppliers. The Company's just-in-time inventory process allows it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence, while meeting customer needs.

The Company relies upon the accuracy and proper utilization of its management information systems to provide timely distribution services, manage its inventory and track its financial information. To manage its growth, the Company is continually implementing changes and modifications to its existing systems. The Company expects that it will need to regularly make expenditures to upgrade and modify its management information systems, including software and hardware, as the Company grows and the needs of its business change. There can be no assurance that the Company will predict all of the demands which its operations will place on its management information systems. The occurrence of a significant system failure or the Company's failure to expand or successfully implement its systems could have a materially adverse effect on the Company's financial results and business.

PERSONNEL

On March 31, 1997, the Company employed 377 full-time personnel of which 166 are responsible for marketing and sales, 135 for services, 26 for operations, 20 for finance, 10 for management information systems and 20 for administrative functions. None of the Company's personnel is represented by a union, and the Company believes its relationships with its personnel to be satisfactory.

The Company needs to locate, hire, train and retain a number of highly qualified technical personnel. Competition for the services of such individuals is intense. Although the Company has been successful in locating, hiring, training, and retaining such personnel to date, there can be no assurance that it will continue to successfully do so in the future.

ITEM 2 - PROPERTIES

The Company's corporate headquarters and eastern regional office are located in Clearwater, Florida. The Company owns land and property in Clearwater, Florida which are currently held for sale. The buildings owned are comprised of 44,400 square feet and are used for office and warehouse space. Mortgages on the property are due on January 10, 2000, bearing interest at the rate of prime plus 1% per annum. The outstanding balance of such mortgages as of March 31, 1997 was $1,099,930. The Company is negotiating the sale of certain office and warehouse space in Clearwater although there can be no assurance that such sale will be consummated (Note 4). As a result, the Company is currently locating suitable office and warehouse space for the relocation of its corporate headquarters. The following office locations are currently leased by the Company.



REGIONAL OFFICE   SQUARE FOOTAGE      PRINCIPAL USE        EXPIRATION DATE
---------------   --------------      -------------        ---------------

Edison, NJ*           50,000          Vacant               March 31, 2000
Tallahassee, FL        3,173          Sales/Service        September 30, 1999
Hollywood, FL          4,500          Sales/Service        May 31, 1998
Maitland, FL           7,103          Sales/Service        December 14, 2001
Smyrna, GA             6,426          Sales/Service        January 31, 2001

* This office was part of the Company's Eastern region. This purchaser did not assume this lease but is required to reimburse the Company for lease payments.

Generally, the Company is responsible for all real estate taxes, insurance, utilities and maintenance expenses payable with respect to these leased premises.

ITEM 3 - LEGAL PROCEEDINGS

In August 1996, the Company and Richard C. Rose were named as defendants in a suit filed in state court in New Jersey, by Gordon McLenithan, a former executive officer of the Company. Mr. McLenithan alleges that the Company failed to pay him an amount allegedly owed to Mr. McLenithan upon a change in control of the Company. Mr. McLenithan also charges Mr. Rose with defamation and interference with contractual relations. The lawsuit is in the initial stages of litigation and the Company has denied Mr. McLenithan's allegations and intends to vigorously contest the suit. The Company is currently unable to predict the outcome of this lawsuit.

In November 1996, the Company was named in a suit filed in state court in New Jersey by a former employee of the Company. The former employee seeks damages for breach of the duty of good faith and fair dealing, and for sex discrimination in violation of the New Jersey Law Against Discrimination, alleging that the Company terminated her from her position as an Account Executive on or about January 15, 1996 to avoid paying her commissions to which she was entitled under her Compensation Plan, and because of her gender. The lawsuit is in the initial stages of litigation. The Company has denied the former employee's allegations and intends to vigorously contest the suit. The Company is currently unable to predict the outcome of this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were sumitted during the fourth quarter of fiscal 1997 to a vote of security holders.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

The Common Stock is included in the Nasdaq Stock Market's National Market under the symbol "DFLX." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock on the Nasdaq National Market.

                                               HIGH             LOW
                                          -------------   -------------
Year Ended March 31, 1997

   First Quarter                           $   7.625       $   2.688
   Second Quarter                              7.375           2.625
   Third Quarter                               3.875           2.063
   Fourth Quarter                              4.125          2.3125


Year Ended March 31, 1996

   First Quarter                           $  10.125       $    7.25
   Second Quarter                               8.25             5.5
   Third Quarter                                6.75             3.0
   Fourth Quarter                              5.125           3.125


STOCKHOLDERS

As of June 23, 1997, there were 546 holders of record of the Common Stock.

DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock. The Company does not intend in the foreseeable future to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. The Company's current line of credit prohibits the Company, under certain conditions, from making cash dividends in excess of $1.0 million in any fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data is set forth below as of and for each of the five fiscal years ended March 31, 1997. The financial data for periods prior to fiscal 1996 have been restated to include the results of operations and financial position of Sunland Computer Services, Inc., which was acquired in August 1994 and accounted for under the pooling of interests method. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Audited consolidated financial statements and related notes thereto included elsewhere in this report.

Summary Consolidated Financial Data

Income Statement Data:

                                                            FOR THE YEARS ENDED MARCH 31
                                          -------------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                          ---------    ---------    ---------    ---------    ---------
                                                       (In thousands , except per share data)
Revenue                                   $ 255,075    $ 472,102    $ 273,851    $ 122,348    $  77,306
Cost of Revenue                             224,035      419,592      242,564      108,818       65,555
                                          ---------    ---------    ---------    ---------    ---------
Gross Profit                                 31,040       52,510       31,287       13,530       11,751
Selling, General and Administrative
  Expenses                                   25,943       42,995       24,259       10,675       10,272
Amortization of Goodwill                        677        1,265          594         --           --
Loss on Impairment of Assets                  3,280         --           --           --           --
Restructuring & Other Charges                  --          5,353         --           --           --
                                          ---------    ---------    ---------    ---------    ---------
Operating Income                              1,140        2,897        6,434        2,855        1,479
Interest (Expense) Income                    (4,552)      (8,063)      (2,677)           4          (13)
Loss on Dispositions of Businesses           (8,979)      (4,632)        --           --           --
Litigation Settlement and Related Costs        --           --           --           (847)        --
                                          ---------    ---------    ---------    ---------    ---------
Income (Loss )Before Income Taxes           (12,391)      (9,798)       3,757        2,012        1,466
(Benefit from) Provision for Income
  Taxes                                      (4,636)      (3,463)       1,617          884          653
                                          ---------    ---------    ---------    ---------    ---------
Net (Loss) Income                         $  (7,756)   $  (6,335)   $   2,140    $   1,128    $     813
                                          =========    =========    =========    =========    =========
(Loss) Earnings Per Common Share          $   (1.35)   $   (1.22)   $    0.45    $    0.28    $    0.20
                                          =========    =========    =========    =========    =========
Weighted Average Common Shares                5,731        5,214        4,733        4,085        4,080
                                          =========    =========    =========    =========    =========


                                                                    MARCH 31,
                                          -------------------------------------------------------------
                                             1997        1996          1995         1994         1993
                                          ---------    ---------    ---------    ---------    ---------
Balance Sheet Data

Working Capital                           $   8,715    $  57,531    $  46,971    $  22,629    $  20,973
Total Assets                                 61,075      170,313      146,581       56,337       37,943
Long-Term Debt                                3,142       54,062       52,510          228         --
Total Shareholders' Equity                   25,154       31,848       34,140       26,680       25,338

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

During the Fiscal year ended March 31, 1997 ("Fiscal 1997"), the Company substantially changed the focus of its operations. During the period 1994-1995, the Company acquired substantially all of the assets of the following entities:
Granite Computer Products, Inc. ("Granite"), Advantage Systems, Inc. ("Advantage"), Sunland, Hagen Computer Systems, Inc. ("Hagen"), National Data Products, Inc. ("NDP") and Valtron Technologies, Inc. ("Valtron"). During the Fiscal year ended March 31, 1997 ("Fiscal 1997"), the Company divested its Eastern, Midwestern, and Western regions in a series of transactions. Additionally, the Company recently sold its Kindergarten through 12th Grade Education business to Computer Plus. Accordingly, all of the acquired operations (except NDP) as well as the Company's original operations in the Northeastern United States, have been divested. These divestures are a reversal of the Company's expansion strategy and resulted from the Company's inability to successfully integrate these acquisitions in a prompt and effective manner. Additionally, management determined that the Company lacked adequate capital (or access to adequate capital) to support its expanded infrastructure, to make necessary additional capital expenditures and to service the significant indebtedness incurred in connection with the acquisitions. Management concluded that it was necessary to sell these operations to reduce the Company's indebtedness to an appropriate level. The divestures have reduced the Company's indebtedness and allowed it to focus on its core competencies. In particular, management believed that the Company's best opportunities were in the Southestern United States and therefore concentrated the Company's efforts in this region (originally the NDP operating area).

The historical financial information contains financial information for Granite, Advantage, Hagen, and Valtron from the date of their respective acquisitions until their disposition. Financial information for NDP is included from the date of acquisition. The Sunland acquisition, which was accounted for as a pooling of interests, resulted in a restatement of all periods presented.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statements of Operations:

                       Summary Consolidated Financial Data

Income Statement Data:                            FOR THE YEARS ENDED MARCH 31
                                                  ----------------------------
                                                  1997        1996       1995
                                                  ----        ----       ----


Revenue                                           100.0%      100.0%     100.0%
Cost of Revenue                                    87.8        88.9       88.6
                                                 ------      ------     ------
Gross Profit                                       12.2        11.1       11.4
Selling, General and Administrative Expenses       10.2         9.1        8.8
Amortization of Goodwill                            0.3         0.3        0.2
Loss on Impairment of Assets                        1.3           -          -
Restructuring & Other Charges                         -         1.1          -
                                                 ------      ------     ------
Operating Income                                     .4         0.6        2.3
Interest Expense                                   (1.8)       (1.7)      (0.9)
Loss on Dispositions of Businesses                 (3.5)       (1.0)         -
                                                 ------      ------     ------
(Loss) Income Before Income Taxes                  (4.9)       (2.1)       1.4
(Benefit from) Loss Provision for Income Taxes     (1.8)       (0.7)       0.6
                                                 ------      ------     ------
 Net (Loss) Income                                 (3.1%)      (1.3%)      0.8%
                                                 ======      ======     ======

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

Revenues decreased by 46.0%, or $217,026,821, from $472,101,629 for the fiscal year ended March 31, 1996 ("Fiscal 1996") to $255,074,808 for the fiscal year ended March 31, 1997. The decrease relates to the sale of the Western region operations on April 1, 1996 and the sale of the Midwestern and Eastern regions operations on October 4, 1996. On a comparable basis, excluding the Western, Midwestern and Eastern operations, revenues increased by $24,763,896, or 17.5%. Product revenues, which include desktop computers, printers, displays, software and other peripherals, accounted for 89.2% of total revenues and decreased by $194,872,142, or 46.1%. Service revenues, which include Technology Management Services, training and consulting accounted for 10.8% of total revenues and decreased by $22,154,679, or 44.7%. The decreases in product and service revenues relate to the sales of the Western, Midwestern and Eastern regions. On a comparable basis, excluding the disposed operating regions, product revenues accounted for 91.6% of revenue and increased by $20,362,822, or 15.4%. Service revenues accounted for 8.4% of total revenues and increased by $4,401,074, or 45.9%.

Gross Profit decreased by 40.9%, or $21,469,915, from $52,510,047 in fiscal 1996 to $31,040,132 in Fiscal 1997. This decrease relates to the exclusion of the gross profit for the entire year for the Western region and the exclusion of the Midwestern and Eastern regions for six months. As a percentage of revenue, gross profit increased from 11.1% in Fiscal 1996 to 12.2% in Fiscal 1997, or 9.9%. There were gross profit percentage increases in both products and services primarily due to the disposition of less profitable product and service business in the Western, Midwestern and Eastern regions, whose customer base consisted of primarily large businesses. On a comparable basis, excluding the Western, Midwestern and Eastern operating regions, gross profit increased $5,008,137, or 28.0%, to $22,892,614 in fiscal 1997.

Selling, general and administrative expenses decreased by 39.7%, or $17,052,604, from $42,995,259 in Fiscal 1996 to $25,942,655 in Fiscal 1997. The decrease relates to the sale of the Western region on April 1, 1996 and the sale of the Midwestern and Eastern regions on October 4, 1996. As a percentage of revenues, selling, general and administrative costs increased from 9.1% in Fiscal 1996 to 10.2% in Fiscal 1997. The increase reflects additional administrative expenses associated with the sales of the Western, Midwestern and Eastern regions. The increase also reflects a difference in customer base and product mix in the Southeast. The Southeast division has a much larger customer base and completes significantly more transactions than the other operating regions, although the individual transactions tend to be smaller.

The loss on impairment of assets represents two separate transactions. The first is the sale of the Kindergarten through 12th Grade Education division, which was completed on April 18, 1997. The Company sold certain fixed assets and inventory for approximately $4.2 million and reduced goodwill by $5.8 million to record a loss on impairment of $2.9 million. The second transaction recorded was the proposed sale of the Company's headquarters building. The Company has received an offer to sell the property for approximately $1 million which will result in a loss on impairment of $339,040.

Amortization of goodwill decreased by 46.5%, or $587,681, from $1,265,101 in Fiscal 1996 to $677,420 in Fiscal 1997 due to the disposition of the Western region on April 1, 1996 and the disposition of the Midwestern region on October 4, 1996.

Interest expense decreased by 43.5%, or $3,511,051, from $8,063,508 in Fiscal 1996 to $4,552,427 in Fiscal 1997. The decrease primarily relates to reduced average borrowings resulting from the pay down of debt from the proceeds of the sales of the Western, Midwestern and Eastern regions. The Company also realized a 25.0% reduction in interest rates starting in December, 1996, with the negotiation of a new line of credit.

The loss on disposition of business represents the aggregate difference between the carrying value of net assets of the sale of the Midwestern and Eastern regional operations and the net realizable value of these net assets. The Company recorded a loss of $8,978,970 on these dispositions.


FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

Revenues increased by 72.4% or $198,251,000, from $273,851,000 for the fiscal year ended March 31, 1995 ("Fiscal 1995") to $472,102,000 for Fiscal 1996. The increase primarily related to a full year of revenues contributed by the companies acquired during Fiscal 1995 of $190,000,000. Product revenues, which included desktop computers, printers, displays, LAN products, software and other peripherals, accounted for approximately 89.5% of total revenues and increased by $176,001,000 or 71.4%. Service revenues, which include consulting, training, on-site maintenance and project management, accounted for approximately 10.5% of total revenues and increased by $22,250,000 or 81.4%.

Gross profit increased by 67.8% or $21,233,000, from $31,287,000 in Fiscal 1995 to $52,510,000 in Fiscal 1996. This increase during Fiscal 1996 primarily related to the gross profit contribution provided by the acquired companies. As a percentage of revenues, gross profit decreased to 11.1% in Fiscal 1996 as compared to 11.4% in Fiscal 1995. This decrease reflects lower margins in the computer services business due to incremental costs associated with the continued investment in the development of the computer services business. Hardware margins were consistent with those for Fiscal 1995.

Selling, general and administrative expenses increased by 77.2% or $18,736,000, from $24,259,000 in Fiscal 1995 to $42,995,000 in Fiscal 1996, primarily due to the recent acquisitions and increases in corporate infrastructure to support the growth of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 8.9% in Fiscal 1995 to 9.1% in Fiscal 1996. This increase was primarily due to the acquisition of Valtron (part of the Western region's operations), which had higher selling, general and administrative expenses as a percentage of revenues.

Amortization of goodwill of $1,265,000 in Fiscal 1996, as compared to $594,000 in Fiscal 1995, reflects a full year of amortization in Fiscal 1996, whereas Fiscal 1995 includes a partial year of amortization due to the timing of recent acquisitions.

Restructuring and other charges represented the estimated costs to enhance the Company's operational and administrative efficiencies through consolidations of operations and information systems. The charges related primarily to dispositions and write-downs of inventory and spare parts of $2,700,000, employee termination benefits of $1,200,000, write-offs of computer systems of $1,000,000 and other charges of $400,000. Inventory write-offs related primarily to a reduction in the net realizable value of inventory product lines in which the Company no longer intends to conduct business. Employee termination benefits related largely to one-time payments to former Company executives resulting from the termination of their contracts and other benefits to be provided to line employees terminated due to consolidation and elimination of certain positions. Systems write-offs related primarily to the replacement of older computer systems with new, upgraded systems.

Loss on dispositions of businesses represented the aggregate difference between the carrying value of the net assets of the businesses to be sold and the estimated net realizable value of these net assets. As described previously, the Company sold substantially all the assets and transferred substantially all the liabilities of its Western Region (including its Valtron operation) subsequent to its Fiscal 1996 year-end. The Company recorded a loss of approximately $4.6 million in Fiscal 1996 on the dispositions of these businesses.

Interest expense, net of interest income, was $8,064,000 in Fiscal 1996 as compared to $2,677,000 in Fiscal 1995. The increase primarily related to increased borrowings in connection with the acquisitions in Fiscal 1995 and Fiscal 1996 and higher average interest rates during Fiscal 1996 relative to Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements increased significantly as a result of the Company's acquisitions during the period 1994-1996. A significant debt burden was placed upon the Company in connection with these acquisitions, and management determined that the Company lacked adequate capital (or access to adequate capital) to support its expanded infrastructure, to make necessary capital expenditures and to service its debt. Accordingly, management concluded that it was necessary to divest the Company's Eastern, Midwestern and Western regions. As a result of the sale of its Eastern, Midwestern, and Western Regions, the Company received approximately $83.5 million in proceeds in fiscal 1997 from these sales.

Historically, IBM Credit Corporation was the Company's primary lender. During fiscal 1997, the Company replaced IBM Credit Corporation with NationsBank, N.A. (South) and NationsCredit Commercial Corporation of America (the "Line of Credit"). Currently, the Line of Credit provides that the Company may borrow up to $38.0 million, at an interest rate of LIBOR plus 2 1/2% per annum. This Line of Credit has an initial term through December 17, 1998. Borrowings under the Line of Credit are collateralized by all of the Company's inventory and accounts receivable. On June 23, 1997 approximately $11.5 million was outstanding under the Line of Credit.

The Line of Credit contains certain financial covenants, including covenants requiring the Company to maintain a minimum tangible net worth, maintain a minimum interest coverage ratio, maintain various minimum financial ratios and limit the amount of capital expenditures. In addition, the Line of Credit prohibits the Company, under certain conditions, from making cash dividends and distributions and from redeeming shares of its capital stock for cash in excess of $1,000,000 in any fiscal year.

The sale of the Company's Kindergarten through 12th Grade Education business to Computer Plus provided approximately $4.5 million in cash, which was received on April 18, 1997, which was used to reduce the balance due under the Line of Credit. The Company retained approximately $2.8 million in accounts receivable in connection with this sale. The Company has collected approximately $2 million of these receivables through June 15, 1997.

In January, 1997 the Company received approximately $1.1 million in cash and $400,000 in vendor receivables in settlement of the $5.0 million escrow held by Vanstar.

At March 31,1997 approximately $5.0 million was being held in escrow pursuant to the agreement regarding the sale of the Company's Midwestern and Eastern regions. In May, 1997, the Company reconciled amounts due under the agreement with the buyer and received approximately $3.8 million from such escrow. The funds were used to decrease amounts outstanding under the Line of Credit. The Company also received $1.9 million in accounts receivable originating from the former Midwestern and Eastern regions.

During Fiscal 1996 and Fiscal 1997, the Company invested approximately $4.7 million and $1.6 million, respectively, for capital equipment expenditures. The majority of the capital expenditures were for computer equipment and software. For the year ending March 31, 1998, the Company has no material commitments for capital expenditures.

The Company believes that the cash flow from operations, the Line of Credit and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through the expiration of the term of the Line of Credit in December 1998.

IMPACT OF INFLATION

The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed onto its customers as prices charged by the Company are not set by long-term contracts.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information required by this item are included herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant did not have any disagreements on accounting and financial disclosures with its independent accountants.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on September 18, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the section entitled "Executive Officers and Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

                                                                            PAGE
                                                                            ----

         1. Report of Independent Certified Public Accountants.............. F-1

            Consolidated Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
              and 1996...................................................... F-2
            Consolidated Statements of Operations for the
              years ended March 31, 1997, 1996 and 1995..................... F-3
            Consolidated Statements of Shareholders' Equity
              for the years ended March 31, 1997, 1996 and 1995............. F-4
            Consolidated Statements of Cash Flows for the
              years ended March 31, 1997, 1996 and 1995..................... F-5
            Notes to Consolidated Financial Statements...................... F-6

         2. Exhibits

            Report of Independent Certified Public Accountants on Financial Statement Schedule

            Financial Statement Schedule

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1 -- The Company's Certificate of Incorporation, as amended (incorporated by reference to Exhibit Number 3.1 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

  3.2 -- Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit Number 3.2 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

  3.3 -- The Company's Restated and Amended Bylaws (incorporated by reference to Exhibit Number 3.3 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

  4     -- Specimen of stock certificate for shares of Common Stock
           (incorporated by reference to Exhibit Number 4 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.1 -- Dealer Agreement entered into February 7, 1997, between International Business Machines Corporation and the Company (incorporated by reference to Exhibit Number 10.1 to the Company's Registration Statement on Form S-1 filed April 17,1997 and amendments thereto (Registration No. 333-25339)).

 10.2 -- Dealer Agreement between Hewlett-Packard Company and the Company (incorporated by reference to Exhibit Number 10.2 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.3 -- Dealer Agreement entered into August 26, 1996, between Apple Computer, Inc., and the Company (incorporated by reference to Exhibit Number 10.3 to the Company's Registration

           Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.4 -- Dealer Agreement dated January 14, 1997 between Apple Computer, Inc., and the Company (incorporated by reference to Exhibit Number 10.4 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.5 -- Dealer Agreement dated August 2, 1990 between COMPAQ Computer Corporation and the Company (incorporated by reference to Exhibit Number 10.5 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.6 -- 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit Number 10.6 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.7 -- 1989 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.7 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.8 -- Salary Savings Plan and trust of Dataflex Corporation dated December 21, 1989 (incorporated by reference to Exhibit Number 10.8 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.9 -- 1990 Senior Management Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.9 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.10 -- Form of Stock Option Agreement for 1989 Incentive and Non-Qualified Stock Option Plan by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.10 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.11 -- Form of Stock Option Agreement for 1989 Incentive and Non-Qualified Stock Option Plan by and between the Company and Gordon J. McLenithan (incorporated by reference to Exhibit Number 10.11 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.12 -- Form of Stock Option Agreement for 1990 Senior Management Incentive and Non-Qualified Stock Option Plan by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.12 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.13 -- Form of Stock Option Agreement for 1990 Senior Management Incentive and Non-Qualified Stock Option Plan by and between the Company and Gordon J. McLenithan (incorporated by reference to Exhibit Number
           10.13 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).

 10.14 -- Asset Purchase Agreement between the Company and Granite Computer Products, Inc. dated March 21, 1994 (incorporated by reference to Exhibit Number 10.14 to the Company's 8-K filed April 23, 1994).

 10.15 -- Asset Purchase Agreement between the Company and Advantage Systems, Inc. dated May 23, 1994 (incorporated by reference to Exhibit Number
           10.15 to the Company's Form 8-K filed June 16, 1994).

 10.16 -- 1991 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.16 to the Company's Annual Proxy Statement filed September 1, 1991).

 10.17 -- Asset Purchase Agreement between Dataflex Corporation and National Data Products, Inc. dated November 17, 1994 (incorporated by reference to Exhibit Number 10.17 to the Company's Form 8-K filed January 24, 1995).

 10.18 -- Stock Purchase Agreement between Dataflex Corporation, the sellers named therein and Sunland Computer Services, Inc. dated August 19, 1994 (incorporated by reference to Exhibit Number 10.18 to the Company's Form 8-K filed August 31, 1994).

 10.19 -- 1992 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.19 to the Company's Annual Proxy Statement filed September 1, 1992).

 10.20 -- 1994 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.20 to the Company's Annual Proxy Statement filed September 1, 1994).

 10.21 -- Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number
           10.21 to the Company's Form 10-K filed June 29, 1995).

 10.22 -- Amendment to Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.22 to the Company's Form 10-K filed June 29, 1995).

 10.23 -- Asset Purchase Agreement by and among Vanstar Corporation, VST West, Inc., Dataflex Corporation and Dataflex Southwest Corporation dated May 24, 1996 (incorporated by reference to Exhibit Number 10.23 to the Company's Form 8-K filed June 13, 1996).

 10.24 -- Employment Agreement dated January 11, 1995, by and between the Company and Philip Doganiero (incorporated by reference to Exhibit Number 10.24 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.25 -- Amendment to Employment Agreement dated April 1, 1995, by and between the Company and Philip Doganiero (incorporated by reference to Exhibit Number 10.25 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.26 -- Employment Agreement dated January 11, 1995, by and between the Company and Anthony G. Lembo (incorporated by reference to Exhibit Number 10.26 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.27 -- Settlement Agreement and Release dated March 1, 1997 (incorporated by reference to Exhibit Number 10.27 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.28 -- Loan and Security Agreement by and between the Company and NationsBank, N.A. (South) (incorporated by reference to Exhibit Number 10.28 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 10.29 -- Loan and Security Agreement by and between the Company and Nationscredit Commercial Corporation of America (incorporated by reference to Exhibit Number 10.29 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).

 21     -- Subsidiaries (incorporated by reference to Exhibit Number 21 to the
           Company's Form 8-K filed June 13, 1996).

 23.1   -- Consent of Price Waterhouse LLP.

 27.1   -- Financial Data Schedule.

     (b) Reports on Form 8-K.

     A report on Form 8-K was filed on April 28, 1997, to report the sale of certain assets constituting its K-12 Education Division to Computer Plus, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        DATAFLEX CORPORATION

                                        By:
                                           -------------------------------------
                                           Anthony G. Lembo, President, Chief
                                           Operating Officer, Chief Financial
                                           Officer, Principal Accounting Officer
                                           and Director

                                        Date:
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURES                       TITLE                       DATE
        ----------                       -----                       ----

-----------------------   President, Chief Operating Officer,
Anthony G. Lembo          Chief Financial Officer, Principal
                          Accounting Officer and Director      -----------------


-----------------------   Chief Executive Officer and
Richard C. Rose           Director                             -----------------


-----------------------   Director
Philip Doganiero                                               -----------------


-----------------------   Director
W. Keith Schilit                                               -----------------


-----------------------   Director
Barry M. Alpert                                                -----------------

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Dataflex Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dataflex Corporation and its subsidiary at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP


Tampa, Florida
May 21, 1997


                              DATAFLEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,
                                                               ------------------------------
                                                                    1997             1996
                                                               -------------    -------------
                                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                    $   1,721,922    $     499,144
  Restricted Cash                                                  3,875,202             --
  Accounts Receivable, Net of Allowance
  of $2,062,763 and $1,187,378                                    21,719,863       57,333,174
  Inventory, Net                                                   5,489,153       25,754,983
  Assets Held for Sale                                             3,800,063       45,229,410
  Deferred Tax Asset                                                    --          3,287,647
  Income Taxes Receivable                                          1,908,222          828,823
  Other Current Assets                                             2,979,125        8,428,151
                                                               -------------    -------------
Total Current Assets                                              41,493,550      141,361,332

Property and Equipment, Net                                        2,708,408        9,436,611
Other Assets                                                         853,228          798,919
Deferred Tax Asset                                                 6,183,780             --
Assets Held for Sale - Long-Term                                   1,150,000             --
Goodwill                                                           8,685,745       18,715,751
                                                               -------------    -------------
  Total Assets                                                 $  61,074,711    $ 170,312,613
                                                               =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                            $   1,730,362    $  32,967,368
  Short-Term Debt                                                 20,374,713
  Accounts Payable                                                 5,938,021       42,477,509
  Accrued Expenses and Other Payables                              4,735,576        8,385,420
                                                               -------------    -------------
Total Current Liabilities                                         32,778,672       83,830,297
Long-Term Debt                                                     3,141,701       54,061,619
Deferred Tax Liability                                                  --            347,640
Other Long-Term Liabilities                                             --            224,627
                                                               -------------    -------------
  Total Liabilities                                               35,920,373      138,464,183
                                                               -------------    -------------
Commitments and Contingencies (Notes 4, 11 and 14)

Shareholders' Equity:
  Common Stock-No Par Value; Authorized 20,000,000 Shares;
  Issued 5,961,169 and 5,587,661 Shares respectively              24,017,343       23,064,542
  Less: Loans Receivable for Exercised Stock Options                (194,269)        (311,024)
  Retained Earnings                                                1,934,742        9,690,057
  Less: Treasury Stock - At Cost; 115,382 and 113,901 Shares
  at March 31, 1997 and March 31, 1996, respectively                (603,478)        (595,145)
                                                               -------------    -------------
Total Shareholders' Equity                                        25,154,338       31,848,430
                                                               -------------    -------------

Total Liabilities and Shareholders' Equity                     $  61,074,711    $ 170,312,613
                                                               =============    =============

                 See Notes to Consolidated Financial Statements.



                              DATAFLEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED MARCH 31,
                                                    1997             1996             1995
                                               -------------    -------------    -------------
Revenue
 Equipment                                     $ 227,660,306    $ 422,532,448    $ 246,531,571
 Services                                         27,414,502       49,569,181       27,319,425
                                               -------------    -------------    -------------
Total Revenue                                    255,074,808      472,101,629      273,850,996
                                               -------------    -------------    -------------
Cost of Revenue
 Equipment                                       201,560,580      378,490,201      220,710,681
 Services                                         22,474,096       41,101,381       21,853,257
                                               -------------    -------------    -------------
Total Cost of Revenue                            224,034,676      419,591,582      242,563,938
                                               -------------    -------------    -------------

  Gross Profit                                    31,040,132       52,510,047       31,287,058

Selling, General and Administrative Expenses      25,942,655       42,995,259       24,259,537
Amortization of Goodwill                             677,420        1,265,101          593,659
Loss on Impairment of Assets                       3,280,225             --               --
Restructuring and Other Charges                         --          5,352,809             --
                                               -------------    -------------    -------------
  Operating Income                                 1,139,832        2,896,878        6,433,862

Other Expenses
Interest Expense, Net                              4,552,427        8,063,508        2,677,308
Loss on Dispositions of Businesses                 8,978,970        4,631,820             --
                                               -------------    -------------    -------------

(Loss) Income Before Income Taxes                (12,391,565)      (9,798,450)       3,756,554

(Benefit from) Provision for Income Taxes         (4,636,060)      (3,463,245)       1,617,195
                                               -------------    -------------    -------------

  Net (Loss) Income                            $  (7,755,505)   $  (6,335,205)   $   2,139,359
                                               =============    =============    =============

(Loss) Earnings Per Common Share               $       (1.35)   $       (1.22)   $        0.45
                                               =============    =============    =============

Weighted Average Common
  Shares Outstanding                               5,731,368        5,213,711        4,732,571
                                               =============    =============    =============

                 See Notes to Consolidated Financial Statements.



                              DATAFLEX CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                            TREASURY STOCK
                                           -----------------------                    -----------------------
                                             ISSUED                    RETAINED
                                             SHARES        AMOUNT       EARNINGS       SHARES         COST
                                           ---------      ---------    ----------     ---------     ---------
                                             (In thousands, except share data)

Balance at March 31, 1994                  4,142,024     $ 13,363      $ 13,886       115,752       $   569

Exercise of Stock Options and Warrants        28,763          153          --            --            --
Sale of Treasury Stock                          --             32          --         (11,515)          (52)
Issuance of Common Stock                     696,397        5,028          --            --            --
Issuance of Notes Receivable for
 Warrants                                       --           (102)         --            --            --
Capitalized Tax Benefit for Exercise of
 Stock Options                                  --             26          --            --            --
Reductions of Loans Receivable for
  Exercised Stock Options                       --            131          --            --            --
Net Income                                      --           --           2,139          --            --
                                           ---------    ---------     ---------     ---------     ---------

Balance at March 31, 1995                  4,867,184       18,631        16,025       104,237           517

Exercise of Stock Options and Warrants         6,000           30          --            --            --
Purchase of Treasury Stock                      --           --            --           9,664            78
Issuance of Restricted Stock                  72,225          240          --            --            --
Issuance of Common Stock                     642,252        3,750          --            --            --
Reductions of Loans Receivable for
  Exercised Stock Options                       --            103          --            --            --
Net Loss                                        --           --          (6,335)         --            --
                                           ---------    ---------     ---------     ---------     ---------

Balance at March 31, 1996                  5,587,661       22,754         9,690       113,901           595


Purchase of Treasury Stock                      --           --            --           1,481             8
Exercise of Stock Options                    104,989          378          --            --            --
Reductions of Loans Receivable                (1,481)         117          --            --            --
Issuance of Common Stock                     270,000          574          --            --            --
Net Loss                                        --           --         (7,755)          --            --
                                           ---------    ---------     ---------     ---------     ---------

Balance at March 31, 1997                  5,961,169    $  23,823     $   1,935       115,382     $     603
                                           =========    =========     =========     =========     =========

                 See Notes to Consolidated Financial Statements.



                               DATAFLEX CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                         1997           1996             1995
                                                    ------------    ------------    ------------
Operating Activities:
  Net (Loss) Income                                 $ (7,755,505)   $ (6,335,205)   $  2,139,359
Adjustments to Reconcile Net
 Income to Net Cash:
  Depreciation and Amortization                        2,306,433       4,894,724       2,594,442
  Amortization of Restricted Stock Grants                 62,164            --            39,815
  Loss on Disposition of Businesses                    8,978,970       4,631,820            --
  Loss on Impairment                                   3,280,225            --              --
  Restructuring Charges                                     --         5,352,809            --
Changes in Assets and Liabilities:
  Restricted Cash                                     (3,875,202)           --              --
  Accounts Receivable                                 35,613,310         703,528      (2,775,491)
  Income Taxes Receivable                             (1,079,399)       (828,823)           --
  Inventory                                           20,265,830       4,255,333      (9,839,062)
  Other Current Assets                                 5,449,026       3,104,851      (7,514,172)
  Deferred Taxes                                      (3,243,773)     (3,056,596)           --
  Other Assets                                           (54,309)         89,253        (367,689)
  Accounts Payable                                   (36,539,488)     (3,486,204)      8,110,671
  Accrued Expenses and Other Payables                 (3,076,094)        506,961        (923,908)
  Income Taxes Payable                                      --          (176,077)         (8,885)
  Accrued Settlement                                        --              --          (712,500)
  Other Long-Term Liabilities                           (224,627)       (209,316)         64,943
                                                    ------------    ------------    ------------

Net Cash - Operating                                  20,107,561       9,447,058      (9,192,477)
                                                    ------------    ------------    ------------
Investing Activities:
  Capital Expenditures                                (1,604,775)     (4,687,084)     (5,270,085)
  Proceeds from Sale of Fixed Assets                   5,048,914            --              --
  Proceeds from Sale of Discontinued Operations       41,116,922            --              --
  Assets Held for Sale                                (2,088,942)    (36,622,075)           --
  Acquisition of Businesses, Net of Cash Acquired           --        (1,214,718)    (19,603,661)
                                                     ------------    ------------    ------------

Net Cash - Investing                                  42,472,119     (42,523,877)    (24,873,746)
                                                    ------------    ------------    ------------

Financing Activities:
  Payments (Proceeds) of Notes Payable/Short-Term
   Debt                                              (10,862,293)     28,122,801      23,370,563
  Payments on Long-Term Borrowings                   (50,919,918)        (87,996)        (29,298)
  Proceeds from Common Stock and Options                 379,051          29,937         153,165
  Purchase of Treasury Stock                              (8,333)        (78,520)         84,273
  Payments on Officers Loans Receivable
    for Exercised Stock Options                           54,591            --           130,512
                                                    ------------    ------------    ------------
Net Cash - Financing                                 (61,356,902)     27,986,222      23,709,215
                                                    ------------    ------------    ------------

Net Increase (Decrease) in Cash                        1,222,778      (5,090,597)     10,357,008
Cash - Beginning of Year                                 499,144       5,589,741      15,946,749
                                                    ------------    ------------    ------------
Cash - End of  Year                                 $  1,721,922    $    499,144    $  5,589,741
                                                    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Dataflex Corporation ("Dataflex" or "the Company") was incorporated in the State of New Jersey in April 1976. Dataflex provides desktop computing solutions and services including product sales, system integration, network installation, help desk support, training, consultation services and equipment repair maintenance. The Company serves primarily large business organizations with diverse desktop computing requirements located primarily in the Southeastern United States.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION--Sales of computer equipment are recorded upon shipment to customers. Services contract revenue is generally recognized when services are performed or ratably over the contract period. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale (see product warranty below). Funds received from vendors for marketing programs and product rebates are accounted for as a reduction of selling, general and administrative expenses or product cost according to the nature of the program.

PRODUCT WARRANTY--The Company does not offer warranty coverage. However, to promote customer goodwill, the Company facilitates vendor warranty policies by accepting for exchange (with the Company's prior approval) defective products within 30 days of invoicing. Defective products received by the Company are subsequently returned to the vendor for credit or replacement.

CONCENTRATION OF CREDIT RISK--The Company sells its products to a large base of corporate and government agencies located throughout the Southeastern United States. The Company performs on going credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses at the time of sale.

No single customer accounted for greater than 10% of the Company's revenue during the three years ended March 31, 1997.

Sales of products from one vendor constituted approximately 31%, 31% and 23% of the Company's revenue during the years ended March 31, 1997, 1996, and 1995, respectively. Another vendor's products comprised 13%, 13% and 15% of the Company's revenue during the same three year period.

INCOME TAXES--The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax consequences of events that have been recognized in the Company's financial statements or tax returns.

EARNINGS (LOSS) PER SHARE--Earnings (loss) per share are calculated by dividing net income (loss) by the weighted average common shares and, when their effect is dilutive, common share equivalents outstanding during the year. Weighted average common shares outstanding for the years ended March 31, 1997, 1996 and 1995 were 5,731,368, 5,213,711 and 4,732,571 and included common stock equivalents of 425,797, for the year ended March 31, 1995.

In February 1997, the Financial Accounting Standards Board issued two standards which will be applicable to the Company in fiscal year 1998: No. 128, EARNING PER SHARE and No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The effects of these standards are expected to result in the disclosure of Basic Earnings Per Share of $(1.35) and $(1.22) for 1997 and 1996 respectively, and Diluted Earnings Per Share of $(1.35) and $(1.22) for 1997 and 1996, respectively. In addition, additional disclosure regarding the Company's capital structure may be required.

CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash represents amounts held in escrow pending final settlement of sales agreements involving the disposition of certain of the Company's former operating divisions (Note 3).

INVENTORY--Inventory is stated at the lower of cost or market. Cost is determined on a specific cost basis for equipment and average cost for spare parts. Discretionary subsidies received from manufacturers are recorded as reductions in the inventory value or, if the product to which the subsidy relates has been sold, as reductions in the cost of revenue.

ASSETS HELD FOR SALE--Assets held for sale represents the estimated fair market value of the net assets of the Company's Apple, K-12 contract. Non-current assets held for sale reflects land and buildings in Clearwater, Florida.

PROPERTY AND EQUIPMENT, NET--Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method. Depreciation is based on the estimated useful life of the various assets which range from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

GOODWILL--Goodwill represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed and is being amortized over 25 years using the straight-line method. Accumulated amortization was $1,661,214 and $1,023,354 at March 31, 1997 and 1996, respectively. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revisions or may not be recoverable. At March 31, 1997, the net unamortized balance of goodwill is not considered to be impaired. A reduction in goodwill of $10,030,000 was recorded during Fiscal 1997 in connection with the disposition of certain assets and the payment of certain amounts under previously executed purchase agreements. (Notes 2 and 3).

FAIR VALUE OF FINANCIAL INSTRUMENTS--Financial instruments that are subject to fair value disclosure requirements (cash equivalents, accounts receivable, accounts payable and debt) are carried in the consolidated financial statements at amounts that approximate fair value.

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

Effective June 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Advantage Systems, Inc. ("Advantage"), an Entre Computer franchise of Intelligent Electronics, in exchange for $2,250,000 in cash, a $1,000,000 convertible redeemable note, 71,397 shares of the Company's common stock with an aggregate market value of $500,000 and a contingent payment based upon the future earnings of Advantage for a three-year period. The $1,000,000 convertible redeemable note bears interest at 6% per annum and could have been converted at any time through the maturity date of May 31, 1997 into 100,000 shares of the Company's common stock, which would have been valued at the closing price on the date of conversion. The note has been assumed by the purchaser of the Midwestern region.

Effective November 1, 1994, the Company (through its wholly-owned subsidiary Dataflex Southwest Corporation) acquired substantially all of the assets and assumed substantially all of the liabilities of Hagen Computer Systems, Inc. ("Hagen"), an Entre Computer franchise of Intelligent Electronics, located in Tucson, Arizona, for $416,000 in cash.

Effective January 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of National Data Products Inc. ("NDP"), a reseller of computer products based in Clearwater, Florida, for $6,200,000 in cash, $3,500,000 in subordinated notes with an interest rate of 9%, 625,000 shares of the Company's common stock with an aggregate market value of approximately $4,200,000, and a contingent payout based on the future earnings of the Company over a seven year period. The contingent payout for fiscal 1997 was $320,000.

Effective July 1, 1995, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Valtron Technologies, Inc., a disk drive repair and reseller located in Valencia, California, for 642,252 shares of the Company's common stock with an approximately aggregate market value of $3,400,000 and two subordinated notes aggregating $1,000,000. The notes bear interest at 9% per annum.

These acquisitions have been accounted for under the purchase method and, accordingly, the operating results of Granite, Advantage, Hagen, NDP and Valtron have been included in the consolidated operating results since the dates of their respective acquisitions.

The cost of the acquisitions has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The allocation resulted in goodwill of approximately $34,086,000 which is being amortized over 25 years on a straight-line basis.

The unaudited pro forma consolidated condensed results of operations listed below give effect to certain adjustments, and assume the acquisitions occurred at the beginning of each period presented.

                                       FOR THE YEAR ENDED MARCH 31, 1995
                                       ---------------------------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                          $383,984
Gross Profit                                       46,393
Net Income                                          3,777
Earnings Per Common Share                        $    .72

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

In connection with these planned dispositions, the Company recorded a loss on disposal of $4,632,000, representing the aggregate difference between the carrying value of the net assets of these businesses and the estimated fair value of these businesses. The estimated fair market value of the net assets of the businesses to be disposed of are included in "Assets Held for Sale" in the March 31, 1996 Consolidated Balance Sheet.

On May 24, 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of the Western Region, excluding Valtron, to Vanstar Corporation for approximately $42 million in cash, including $5 million placed in escrow pending future adjustments as described in the agreement. The cash received was used to reduce the Company's accounts payable and interest-bearing obligations on its credit facility with IBM Credit Corporation in the amount of $9.3 million and $27.7 million, respectively. The purchase price was subject to adjustment based primarily on the expected realizability of certain assets as defined in the agreement. In January, 1997 the Company received approximately $1.1 million in cash and $400,000 in vendor receivables in settlement of the $5.0 million escrow held by Vanstar.

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

On October 4, 1996, the Company sold substantially all of the assets and the transfer of certain liabilities of its Midwestern and Eastern operating regions to GE Capital for approximately $43.5 million, including $5 million placed in escrow pending final settlement as provided for in the agreement. The Company used the $38.5 million received in fiscal 1997 to reduce its accounts payable and interest bearing debt with IBM Credit Corporation. The Company received approximately $3.8 million of the escrow in fiscal 1998, which was used to reduce the Company's short term debt. The Company also received approximately $1.9 million in accounts receivable of the former Midwestern and Eastern regions.

In connection with this disposition, the Company recorded a loss of $8,978,970 in Fiscal 1997, representing the aggregate loss on the disposition of these businesses and the estimated fair value of these businesses. $2,748,995 of this loss on disposition was recorded in the fourth quarter of fiscal 1997 after the Company received a final settlement of the assets held for sale.

The unaudited pro forma consolidated condensed results of operations listed below give effect to certain adjustments, and assume the dispositions occurred at the beginning of each period presented.

                                       FOR THE YEARS ENDED MARCH 31,
                                    -----------------------------------
                                        1997                   1996
                                    -----------              ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                $166,615              $141,851
Gross Profit                             22,893                17,884
Net Income                                1,497                   682
Earnings Per Common Share              $    .26              $    .13


The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Western, Midwestern and Eastern dispositions been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating periods.

NOTE 4:   LOSS ON IMPAIRMENT OF ASSETS

On April 18, 1997, the Company completed the sale of certain assets of its Kindergarten through 12th Grade Education division to Computer Plus, Inc. for approximately $4.4 million, including a $150,000 escrow pending the future settlement of contingencies as described in the agreement. The estimated fair market value of the net assets of the business to be disposed are included in "Assets Held for Sale" in the March 31, 1997 Consolidated Balance Sheet. The proceeds from the sale were used to reduce the Company's short-term debt. The Company recorded a loss on impairment of $2,941,185 related to this transaction.

The Company also recorded a loss on impairment of $339,040 on the proposed sale of certain land and buildings. In June 1997, the Company preliminarily accepted an offer of approximately $1 million to sell its headquarters located in Clearwater, Florida. The estimated fair market value of the net assets to be disposed are included in "Assets Held for Sale - Long-Term" at March 31, 1997.

NOTE 5:  INVENTORY

      Inventory consists of:

                                   MARCH 31,
                          -----------------------------
                           1997                  1996
                          ------               --------
                                (IN THOUSANDS)

Finished Goods            $ 5,303              $ 21,989
Spare Parts                   186                 3,766
                          -------              --------
                          $ 5,489              $ 25,755
                          =======              ========

NOTE 6:    PROPERTY AND EQUIPMENT, NET

      Property and equipment, is as follows:

                                                     MARCH 31,
                                            -------------------------
                                              1997             1996
                                            --------          -------
                                                  (IN THOUSANDS)

Land                                        $    209         $    684
Buildings                                        811            1,912
Furniture and Equipment                        3,658           10,422
Transportation Equipment                          53              174
Leasehold Improvements                            51            1,244
                                            --------         --------
                                               4,782           14,436
Less: Accumulated Depreciation                (2,074)          (4,999)
                                            ========         ========
                                            $  2,708         $  9,437
                                            ========         ========


Depreciation and amortization expense amounted to $2,198,546, $3,315,000 and $1,968,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 7:    LOANS RECEIVABLE FROM EMPLOYEES

Loans receivable from employees of $386,533 and $533,000 at March 31, 1997 and 1996, respectively, includes various loans made to certain employees during fiscal years 1987 through 1996 related to the exercise of stock options. These loans bear interest at rates ranging from 6% to prime plus 1.5% per annum and are payable upon demand.

Total interest income from employees' loans amounted to $14,790, $41,000 and $45,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 8:    SUPPLEMENTARY CASH FLOW INFORMATION

      The following is a summary of supplementary cash flow information:

                                                  FOR THE YEARS ENDED MARCH 31
                                                  -----------------------------
                                                    1997       1996      1995
                                                  --------   -------   --------

Interest Paid                                      $ 5,145   $ 7,381   $ 2,403
Income Taxes Paid                                     --         624     1,636
Non-cash Investing and Financing Activities:
 Issuance of Notes Receivable for
   Common Stock                                       --        --         102
 Issuance of Common Stock in Exchange
  for Notes Payable                                   --        --         208
 Capitalized Tax Benefit for Exercise of Options      --        --          26
 Business Acquisitions:
 Accounts Receivable Acquired                         --       1,503    34,346
 Inventory Acquired                                   --         899     9,784
 Fixed Assets Acquired                                --         858     4,322
 Other Assets Acquired                                --          40       925
 Debt Issued and Liabilities Assumed                  --       2,339    51,479
 Common Stock Issued                                  --       3,750     4,719
 Common Stock Issued in Legal Settlement(shares)   270,000      --         --

NOTE 9:    CREDIT FACILITY

In December 1994, the Company executed Inventory and Working Capital Agreements with IBM Credit Corporation (the "Agreements"). Secured by substantially all of the assets of the Company. Interest charged under the Agreements ranges from LIBOR plus 4.25% to LIBOR plus 4.875% on outstanding borrowings. Other charges include monthly fees of $3,750 and an annum renewal fee of $25,000. This credit facility was replaced during fiscal 1997.

On December 18, 1996 the Company executed a two year $38 million financing agreement with Nation's Credit and Nations Bank. The new facility reduces interest rates to LIBOR plus 2.25% for working capital loans. The structure of the short-term debt includes a revolving line of credit and an inventory financing agreement. The debt is collaterialized by the Company's accounts receivable and inventory. Amounts due under the facility totalled $20,374,713 as of March 31, 1997.

The Line of Credit contains certain financial covenants, including covenants requiring the Company to maintain a minimum tangible net worth, maintain a minimum interest coverage ratio, maintain various minimum financial ratios and limit the amount of capital expenditures. In addition, the Line of Credit prohibits the Company, under certain conditions, from making cash dividends and distributions and from redeeming shares of its capital stock for cash in excess of $1,000,000 in any fiscal year.

NOTE 10:    LONG-TERM DEBT

      Long-Term Debt Consists Of the Following:

                                                           MARCH 31,
                                                      -----------------
                                                        1997      1996
                                                      -------   -------
                                                       (IN THOUSANDS)

Mortgage note payable to a bank, payable in monthly   $   793   $   851
installments of $5,267 plus interest at the bank's prime rate plus 1% (9.25% at March 31, 1997) with the remaining balance due January 10, 2000, collateralized by land and buildings

Mortgage note payable to a bank, payable in monthly       307       337
installments of $2,066 plus interest at the bank's prime rate plus 1% (9.25% at March 31, 1997) with the remaining balance due January 10, 2000, collateralized by land and buildings

Convertible Promissory Note, payable in full on             0     1,000
June 1, 1997, with interest due quarterly at an interest rate of 6%.

Promissory Note, payable in full on January 10,         2,000     2,000
2002, with interest due quarterly at an interest rate of 9%

Promissory Note, payable in full on January 10,         1,500     1,500
1998, with interest due quarterly at an interest rate of 9%

Payable to IBM Credit Corp. (Note 9)                        0    81,236


Miscellaneous Notes Payable                               272       105
                                                      -------   -------
                                                        4,872    87,029

Less: Current portion of long-term debt                 1,730    32,967
                                                      -------   -------
                                                      $ 3,142   $54,062
                                                      =======   =======


Aggregate principal payments for the next five years subsequent to March 31, 1997 are as follows:

              YEAR ENDED MARCH 31,
       --------------------------------
                 (IN THOUSANDS)
       1998                    $  1,730
       1999                         139
       2000                         966
       2001                          37
       2002                       2,000
                               --------
                               $  4,872
                               ========
NOTE 11:  LEASES

The Company leases various facilities and equipment under noncancelable lease arrangements which expire at various dates during the next five years, excluding renewal options. In addition, the Company is generally responsible for real estate taxes, utilities, insurance and maintenance expenses which relate to its facilities.

      Future minimum lease payments applicable to noncancelable operating leases are as follows:

      YEAR ENDED MARCH 31,           OPERATING LEASES
      --------------------           ----------------
                                      (IN THOUSANDS)
          1998                         $   279
          1999                             238
          2000                             205
          2001                             174
          2002                              87

Rental expense amounted to $1,069,017, $1,482,857and $1,147,325 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 12:    INCOME TAXES

      THE COMPOSITION OF THE (BENEFIT FROM) PROVISION FOR INCOME TAXES IS AS
FOLLOWS:

                                                  FOR THE YEARS ENDED MARCH 31,
                                                  -----------------------------
                                                     1997       1996      1995
                                                  -------    -------    -------
Current Taxes:                                            (IN THOUSANDS)
 Federal                                          $(1,392)   $  (407)   $ 1,235
 State                                               --         --          320
                                                  -------    -------    -------
                                                   (1,392)      (407)     1,555
Deferred Taxes:
 Federal                                           (2,902)    (2,682)        46
 State                                               (342)      (374)        16
                                                  -------    -------    -------
(Benefit from) Provision for Incomes Taxes        $(4,636)   $(3,463)   $ 1,617
                                                  =======    =======    =======


      A reconciliation of the federal statutory rate with the Company's effective tax rate is as follows:

                                             FOR THE YEARS ENDED MARCH 31,
                                             -----------------------------
                                               1997        1996      1995
                                             -------    -------    -------
                                                    (IN THOUSANDS)

Income Taxes at Federal Statutory Rate        $(4,213)   $(3,331)   $ 1,277
State Taxes, Net of Federal Taxes                (423)       (77)       221
Other                                            --          (55)       119
                                              -------    -------    -------
(Benefit from) Provision for Income Taxes     $(4,636)   $(3,463)   $ 1,617
                                              =======    =======    =======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. The tax effects of significant temporary differences which comprise the net deferred tax liability at March 31, 1996 and 1995 are as follows:

                                                                MARCH 31,
                                                         ----------------------
                                                           1997          1996
                                                         -------        -------
                                                            (IN THOUSANDS)

Net Operating Loss                                       $ 6,124           --
Accounts Receivable Reserves                                 270        $   177
Vacation Reserve                                             112            110
Uniform Inventory Capitalization                             117            172
Loss on Dispositions of Businesses                         1,190          1,850
Restructuring and Other Charges                             --            2,138
Other Deferred Tax Assets                                    165            140
                                                         -------        -------
Deferred Tax Assets                                        7,978          4,587
                                                         -------        -------
Accelerated Depreciation                                    (404)          (543)
Accelerated Amortization of Goodwill                        (890)          (604)
                                                         -------        -------
Deferred Tax Liabilities                                  (1,294)        (1,147)
                                                         -------        -------
Deferred Tax Assets Valuation                               (500)          (500)
                                                         -------        -------
Net Deferred Tax Asset (Liability)                       $ 6,184        $ 2,940
                                                         =======        =======

A valuation allowance has not been recorded for deferred tax assets, other than against certain state income tax net operating losses, as management believes that the Company will generate sufficient future taxable income to utilize the Federal deferred tax assets.

As of March 31, 1997 the Company has a net operating loss carryforward of approximately $14.5 million which expires in 2012. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount on the carryforward which can be utilized.

NOTE 13:    RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of Fiscal 1996, the Company recorded restructuring and other charges of $5,352,809, primarily related to write-downs of inventory and spare parts, employee termination benefits and write-offs of the value of computer systems to be replaced. The restructuring program was driven by the need to refocus operations along more profitable business lines, consolidate operations and implement upgraded computer systems. The Company planned personnel reductions of approximately 30 individuals in operational, administrative and executive areas. The Company recorded a provision of $1,200,000 for the estimated level of employee termination benefits in the accompanying March 31, 1996 Consolidated Balance Sheet. At March 31, 1997, the Company has completed its personnel reductions and other planned restructurings.

NOTE 14: COMMITMENTS AND CONTINGENCIES

The Company's employment contracts with three employees provide for base annual salaries aggregating approximately $729,000 per year. The contracts for the employees expire between January 1998 and December 1999. In Fiscal 1997, one employee voluntarily reduced his compensation from $225,000 to $1 plus $60,000 in premiums on a life insurance policy.

Copy 1st A of Legal proceedings.

Other claims, suits and complaints arise in the ordinary course of the Company's business. In the opinion of Company management, such pending matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 15: STOCK OPTIONS

The Company maintains two incentive stock option plans (the "ISO Plans"), and five incentive and nonqualified stock option plans (the "NQSO Plans"). The 1989, 1990, 1991, 1992 and 1994 Plans provide for the grant of both incentive stock options and nonqualified stock options to employees of the Company. The grant prices of the various stock option plans range from $2.03 to $8.75.

      Shares of Common Stock have been reserved and issued under the above plans as follows:

 STOCK OPTION PLAN                  SHARES
     GRANTED                       RESERVED                SHARES GRANTED
------------------                 --------                --------------
1989 Plan                           400,000                          0
1990 Plan                           160,000                    110,250
1991 Plan                           200,000                     50,000
1992 Plan                           400,000                    372,750
1994 Plan                           800,000                    622,722


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

On September 2, 1994, in connection with the appointment of a member to the Company's Board of Directors, the Company granted options for 10,000 shares of common stock to the board member at its then fair market value of $7.125 per share. These options vest 25% per year beginning one year after date of grant. The options, by their terms, must be exercised within ten years from the grant date or within 90 days of termination from the Board of Directors.

On April 6, 1994, in connection with the acquisition of Granite Products, Inc. (Note 2), the Company granted a total of 300,000 shares to four Granite associates. The options were granted at their then fair market value of $7.00 per share. These options vest 25% per year beginning one year after date of grant. The options, by their terms, must be exercised within ten years from the date of grant or within 90 days of employment termination. These shares expired 90 days subsequent to the sale of the Western region.

      Information concerning options outstanding as of March 31, 1997, 1996 and 1995 is as follows:


                                                               FOR THE YEARS ENDED MARCH 31,
                                        -----------------------------------------------------------------------
                                                1997                     1996                    1995
                                        ---------------------    ---------------------     --------------------
                                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                     EXERCISE                 EXERCISE                 EXERCISE
                                          SHARES      PRICE        SHARES      PRICE       SHARES       PRICE
                                        ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of year        2,070,280      5.76      1,713,019      6.16      1,147,000      4.86
Granted                                   606,022      2.42        516,325      6.11        639,000      7.24
Exercised                                  67,432      4.28          6,000      4.81         29,000      5.11
Cancelled                               1,452,148      6.00        153,064      7.34         44,000      4.95
                                        ---------      ----      ---------      ----      ---------      ----
Outstanding at end of year              1,156,722      3.79      2,070,280      5.76      1,713,000      5.65
                                        =========      ====      =========      ====      =========      ====

Options exercisable at year end           529,488      5.08       1,001,064     5.51        534,000      5.51

Available for grant at year end           803,278       --           30,926      --         388,206       --


             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
--------------------------------------------   ---------------------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                 WEIGHTED
                    NUMBER       REMAINING     AVERAGE     NUMBER       AVERAGE
  RANGE OF      OUTSTANDING AT  CONTRACTUAL    EXERCISE    EXERCISABLE  EXERCISE
EXERCISE PRICE      3/31/97     LIFE (YEARS)    PRICE      AT 3/31/97    PRICE
--------------  --------------  ------------   --------    -----------  --------
$2.00 - $5.00       940,772        9.1          $3.30        386,563      4.82
$5.01 - $9.00       215,950        6.3           5.94        142,925      5.80
                   ---------                                --------
                   1,156,722       8.0           3.79        529,488      5.08
                   =========                                ========


Pro forma effect of stock compensation plans

Had the compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and income per common share on a pro forma basis would have been.


                                             YEAR ENDED MARCH 31,
                                               1997       1996
                                              ------     ------
                                     (IN THOUSAND, EXCEPT PER SHARE DATA)

Net income (loss).........................   ($7,884)   ($6,626)
Net income (loss) per common share........     (1.38)     (1.27)

The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the years ended March 31, 1997 and 1996, respectively:(1) risk free interest rates of 6.08% and 6.96%; (2) dividend yield of 0.0% and 0.0%; (3) expected lives of and
2.5 years, and (4) volatility of 110% and 71%. Results may vary depending on the assumptions applied within the model.

Options exercised during the years ended March 31, 1997 and March 31, 1996 ranged in exercise prices from $4.50 to $5.85.

NOTE 16:    EMPLOYEE BENEFITS

The Company has a 401(k) Plan which covers all employees who have completed ninety days of service and are at least twenty-one years of age. Employees may contribute from 1% to 15% of their annual compensation subject to the limitation imposed by law. Employee contributions of up to 6% of each covered employees' compensation are matched at a percentage determined each year by the Company. The maximum matching percent during fiscal years 1997, 1996 and 1995 was 20%, resulting in Company contributions of $ 141,000, $235,000 and $85,000 respectively.

NOTE 17:    PREFERRED STOCK

In September 1995, the Company's shareholders approved the resolution proposed by the Board of Directors to amend Article Fourth of the Company's Certificate of Incorporation to authorize the Company to issue 10,000,000 shares of Preferred Sock, without par value. As of March 31, 1997, there are no issued shares of Preferred Stock.

NOTE 18:    QUARTERLY FINANCIAL DATA (Unaudited)

      Unaudited quarterly financial data for the fiscal years ended March 31, 1997 and 1996 is as follows:

                                         1ST QTR         2ND QTR         3RD QTR           4TH QTR
                                     --------------   ------------     ------------     -------------
FY 1997:
Revenue                              $     86,031     $     83,875     $     40,993     $     44,176
Gross Profit                               10,369           9,531            5,672            5,468
Net Income (Loss)                          (533)            (4,145)(1)       257              (3,335)(2)
Earnings (Loss) Per Share            $     (0.10)     $     (0.75)     $     0.04       $     (0.54)

FY 1996:
Revenue                              $     110,325    $     107,844    $     122,635    $     131,298
Gross Profit                               11,900           12,774           13,674           14,162
Net (Loss) Income                          309              142              153              (6,939)(3)
Earnings (Loss) Per Share            $     0.06       $     0.03       $     0.03       $     (1.34)

----------

(1) Includes a $6,229,975 loss on disposition on the sale of the Company's Midwestern and Eastern regions.
(2) Includes a $3,280,225 million write-off of impaired assets related to the sale of the Company's kindergarden through 12th Grade Education division and proposed sale of land and buildings and $2,748,905 million related to the sale of the midwestern and Eastern regions.
(3) Includes $9,985,000 pre-tax charges for restructuring and loss on disposition.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Dataflex Corporation

Our audits of the consolidated financial statements referred to in our report dated May 21, 1997 appearing on page F-1 of this Form 10-K of Dataflex Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of the Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Tampa, Florida
May 21, 1997