Form 10-K/A
period 1997-03-31
DATAFLEX CORP
filed 1997-07-08
CIK 355735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No.1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the fiscal year ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from _____________ to ________________.

                           Commission File No. 0-15551


                              DATAFLEX CORPORATION
               ---------------------------------------------------
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


                         YES [ ]        NO [X]


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

                                EXPLANATORY NOTE

THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997, FILED ON JUNE 30, 1997, IS BEING AMENDED TO CLARIFY ITEM 14 OF PART IV AND TO INCLUDE THE FINANCIAL STATEMENT SCHEDULE IN ITEM 14 OF PART IV, INADVERTENTLY OMITTED FROM THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:
                                                                            PAGE
                                                                            ----

         1. Financial Statements

            Report of Independent Certified Public Accountants............. F-1

            Consolidated Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
              and 1996..................................................... F-2
            Consolidated Statements of Operations for the
              years ended March 31, 1997, 1996 and 1995.................... F-3
            Consolidated Statements of Shareholders' Equity
              for the years ended March 31, 1997, 1996 and 1995............ F-4
            Consolidated Statements of Cash Flows for the
              years ended March 31, 1997, 1996 and 1995.................... F-5
            Notes to Consolidated Financial Statements..................... F-6

        2. Financial Statement Schedules

            Report of Independent Certified Public Accountants on Financial
            Statement Schedule............................................ F-16

            Financial Statement Schedule.................................. F-17

         3. Exhibits


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


     (c) For Exhibits see Item 14(a), above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        DATAFLEX CORPORATION

                                        By: /s/ ANTHONY G. LEMBO
                                           -------------------------------------
                                           Anthony G. Lembo, President, Chief
                                           Operating Officer, Chief Financial
                                           Officer, Principal Accounting Officer
                                           and Director

                                        Date: July 7, 1997
                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURES                       TITLE                       DATE
        ----------                       -----                       ----

/s/ ANTHONY G. LEMBO
-----------------------   President, Chief Operating Officer,
Anthony G. Lembo          Chief Financial Officer, Principal      July 7, 1997
                          Accounting Officer and Director      -----------------

/s/ RICHARD. C. ROSE
-----------------------   Chief Executive Officer and             July 7, 1997
Richard C. Rose           Director                             -----------------

/s/ PHILIP DOGANIERO
-----------------------   Director                                July 7, 1997
Philip Doganiero                                               -----------------

/s/ W. KEITH SCHILIT
-----------------------   Director                                July 7, 1997
W. Keith Schilit                                               -----------------

/s/ BARRY M. ALPERT
-----------------------   Director                                July 7, 1997
Barry M. Alpert                                                -----------------

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

PRICE WATERHOUSE LLP
Tampa, Florida
May 21, 1997

                              DATAFLEX CORPORATION

                       Valuation and Qualifying Accounts
       For Years Ended March 31, 1995, March 31, 1996, and March 31, 1997


          COLUMN A                  COLUMN B        COLUMN C      COLUMN D       COLUMN E

                                   BALANCE AT      CHARGED TO     ACCOUNTS        BALANCE
                                    BEGINNING       COSTS AND    WRITTEN OFF,     AT END
         DESCRIPTION                OF YEAR         EXPENSES         NET          OF YEAR
         -----------               ----------      ----------    -----------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended March 31, 1995          $   231,086    $   399,918    $  (177,693)    $   453,311
Year Ended March 31, 1996          $   453,311    $   213,711    $   (51,595)    $ 1,187,378
Year Ended March 31, 1997          $ 1,187,378    $ 2,130,149    $(1,254,764)    $ 2,062,763