Form 10-K/A
period 1997-03-31
DATAFLEX CORP
filed 1997-07-30
CIK 355735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 2)


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

As of June 24, 1997 there were 5,961,169 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                EXPLANATORY NOTE

         Dataflex Corporation, the undersigned registrant (the "Company"), hereby amends Part III (Items 10, 11, 12 and 13) and Part IV (Item 14) of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 to include Items 10 through 13 of Part III in the Form 10-K directly rather than incorporating such items by reference from the Company's Definitive Proxy Statement and to provide additional information in Note 14 to the Financial Statements included in Item 14 of Part IV.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to each person who is currently a director or executive officer of the Company.

                                                                              YEAR FIRST
                                                                                BECAME A
NAME                                   POSITION(S)                    AGE      DIRECTOR
----                                   -----------                    ---     ----------
Richard C. Rose.........   Chief Executive Officer and Director           49        1984

Anthony G. Lembo........   President, Chief Operating Officer, Chief      44        1996
                           Financial Officer and Director

Philip Doganiero........   Chairman & Director                            40        1995

W. Keith Schilit........   Director                                       43        1997

Barry M. Alpert.........   Director                                       56        1997


         RICHARD C. ROSE has served as Chief Executive Officer of the Company since April 1990. Mr. Rose has served as a director of the Company since October 1984 and Chairman of the Board of Directors from September 1993 to December 1996. Prior to April 1990, Mr. Rose served as President of the Company (April 1987 - September 1993), Chief Operating Officer of the Company (July 1986 - April 1990) and as Vice President - Sales and Marketing of the Company (July 1984 - April 1987).

         ANTHONY G. LEMBO has served as President, Chief Operating Officer, Chief Financial Officer and a director of the Company since October 1996. Prior to October 1996, Mr. Lembo served as Vice President of the Company (1995 -
1996). Mr. Lembo's previous experience includes nine years as Chief Operating Officer of National Data Products ("NDP"), prior to the Company's acquisition of NDP (1986 - 1995).

         PHILIP DOGANIERO has served as a director of the Company since January 1995 and as Chairman of the Board of Directors since December 1996. Prior to December 1996, Mr. Doganiero served as President of the Company (April 1996 - December 1996) and Co-President of the Company (January 1995 - April 1996), following the Company's acquisition of NDP. Prior to 1995, Mr. Doganiero was a founder and President of NDP (1972- 1995).

         W. KEITH SCHILIT has served as a director of the Company beginning in April 1997. Dr. Schilit is a professor of management and the director of the Program in Entrepreneurship at the University of South Florida, Tampa, Florida, having served on the faculty of the university since 1985. Dr. Schilit, who holds an MBA and Ph.D. in strategic planning, is also an author, consultant and lecturer. He has been the principal owner of Catalyst Ventures (and its predecessors), a business consulting firm, since before 1982. From 1982 until 1985, he was on the faculty of Syracuse University and from 1979 until 1982, he was on the faculty of University of Maryland. He also is a director of ASM Fund, Inc.
                                       1

         BARRY M. ALPERT has served as a director of the Company since April 1997. Mr. Alpert has served as Managing Director, Investment Banking for Raymond James & Associates, Inc. since January 1997, as director of Reptron Electronics, Inc. since 1995 and as Chairman of Alpert Financial Group, Inc. (a family investment holding company) since 1989. Prior to January 1997, Mr. Alpert served as Vice President, and as Senior Vice President - Investment Banking for Robert
W. Baird & Co. Incorporated (1991 - 1997). From 1989 until 1993, Mr. Alpert served as Vice Chairman of Colony Bank. Mr. Alpert also served as Vice Chairman and director of Western Reserve Life Assurance Co. of Ohio and as President of Pioneer Western Corporation from 1989 until 1991. Prior to 1989, Mr. Alpert served as President and Chief Executive Officer of United Insurance Companies, Inc. (1988-1989); Chairman of the Board of Directors, President and Chief Executive Officer of Home Life Financial Assurance Corporation (1982-1988); Chairman of the Board of Directors, President and Chief Executive Officer of Orange State Life Insurance Company (1977-1989) and Chairman of the Board of Directors of Life Savings Bank (1979-1983).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons that no SEC Forms 3, 4, or 5 were required to be filed by those persons, the Company believes that during fiscal year 1997, its officers, directors and ten percent beneficial owners timely complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the compensation earned during fiscal years 1995, 1996 and 1997 by the Company's Chief Executive Officer (the "CEO") and each of the other executive officers of the Company whose total annual salary and bonus for fiscal year 1997 exceeded $100,000 (collectively, the "Named Executive Officers"). Messrs. Doganiero and Lembo were not employed by the Company during fiscal year 1995.


                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                             -------------------------
                                          ANNUAL COMPENSATION                          AWARDS           PAYOUTS
                                   ---------------------------------------   -------------------------  -------
                                                                 OTHER                      SECURITIES
NAME                                                             ANNUAL       RESTRICTED       UNDER-               ALL OTHER
AND                                                              COMPEN-          STOCK        LYING      LTIP       COMPEN-
PRINCIPAL                    FISCAL                              SATION        AWARDS(S)   OPTIONS/SARs  PAYOUTS     SATION
POSITION                      YEAR     SALARY($)(1)   BONUS($)     ($)            ($)          (#)         ($)         ($)
---------------------------- ------    ------------  ---------  ----------   -----------   ------------  -------  ------------
  Richard C. Rose             1995      $ 329,400    $254,416       ----        ----            ----      ----    $  1,913 (3)
  Chief Executive Officer     1996      $ 329,400        ----       ----     $31,525(2)         ----      ----    $153,550 (4)
                              1997      $ 354,600        ----       ----     $49,563(2)       97,022      ----    $    380 (3)

  Anthony G. Lembo            1996      $ 125,000        ----       ----        ----            ----      ----    $  1,100 (3)
  President, Chief Operating  1997      $ 175,000        ----       ----        ----          40,000      ----    $    914 (3)
  Officer and Chief Financial
  Officer

  Philip Doganiero            1996      $ 225,000        ----       ----        ----            ----      ----    $  2,187 (3)
  Chairman of the Board       1997      $ 103,800(5)     ----    $15,000(5)     ----          40,000      ----    $  1,052 (3)
  of Directors

-----------

(1)   Includes deferred compensation.
(2) Represents the value of the vested portion of the stock grants issued to Mr. Rose at fiscal year end 1996 and 1997. Mr. Rose was granted 27,022 shares of Common stock in April 1995, pursuant to a restricted stock agreement (the "Agreement"). Pursuant to the terms of the Agreement, the shares are subject to certain restrictions which expire on March 31, 1998. The restrictions lapse equally each year for the term of the grant and with respect to all shares in the event of termination of employment for any reason other than "cause," voluntary termination for "good reason" and death or disability, as defined in the Agreement. If at any time prior to the expiration of the restriction period, employment is terminated "for cause" or any other reason not provided for under the Agreement, any such shares still subject to restrictions, as previously described, shall be transferred to the Company, without monetary consideration.
(3)   All other compensation represents 401(k) matching contributions.
(4) Includes a one-time lump sum distribution to Mr. Rose of $152,000 on April 1, 1995.
(5) Mr. Doganiero voluntarily reduced his base salary to $1.00 effective October 1, 1996. However, he is entitled to an annual base salary of $225,000 under the terms of his employment agreement. The Company continues to pay premiums equal to $60,000 per annum for a split dollar key-man life insurance policy, for which Mr. Doganiero's estate is the beneficiary.

                                       3

OPTION GRANTS IN FISCAL YEAR 1997

         The following table contains information concerning the grant of stock options pursuant to the Company's several stock option plans to the Named Executive Officers during fiscal year 1997.

                                   INDIVIDUAL GRANTS
                                                                                               POTENTIAL REALIZABLE VALUE OR
                                       NUMBER OF                                                  ASSUMED ANNUAL RATES OF
                                       SECURITIES     PERCENT OF                                STOCK PRICE APPRECIATION FOR
                                       UNDERLYING    TOTAL OPTIONS/                                   OPTION TERM(3)
                                       OPTION/SARS   SARS GRANTED    EXERCISE OF               -----------------------------
                                        GRANTED      TO EMPLOYEES     BASE PRICE   EXPIRATION
                 NAME                    (#)(1)     IN FISCAL YEAR    ($/SH)(2)       DATE          5% ($)        10% ($)
                 (a)                       (b)           (c)             (d)          (e)            (f)            (g)
-------------------------------------- -----------  --------------   -----------   -----------   ----------      ----------
Richard C. Rose.......................      97,022       16.4%         $ 2.06      11/15/06       $  42,971      $  92,150

Anthony G. Lembo......................      40,000       6.76%         $ 2.06      11/15/06          17,720         38,000

Philip Doganiero......................      40,000       6.76%         $ 2.06      11/15/06          17,720         38,000

----------
(1) On November 15, 1996, an option to purchase 97,022 shares at $2.06 per share was granted to Mr. Rose in exchange for cancellation of the options previously granted on April 1, 1995 and August 11, 1995 (options to purchase 27,022 shares at $8.125 per share and 70,000 shares at $5.75 per share, respectively).
(2) All stock options were granted at the fair market value on the date of grant.
(3) The amounts set forth are based on assumed appreciation of 5% and 10% rates as prescribed by the Commission rules and are not intended to forecast future appreciation, if any, of the stock price.

AGGREGATE OPTION TABLE

         The following table shows information concerning options exercised during fiscal year 1997 and options held by the Named Executive Officers at the end of fiscal year 1997.

                                                              NUMBER OF            VALUE OF
                                                              SECURITIES          UNEXERCISED
                                                              UNDERLYING         IN-THE-MONEY
                                                             UNEXERCISED          OPTIONS AT
                                                          OPTIONS AT FISCAL      FISCAL YEAR-
                                                             YEAR-END(#)           END($)(2)
                      SHARES ACQUIRED        VALUE         EXERCISABLE(E)/      EXERCISABLE(E)/
NAME                  ON EXERCISE(#)    REALIZED($)(1)     UNEXERCISABLE(U)    UNEXERCISABLE(U)
---------------       ---------------   --------------    -----------------    ----------------
Richard C. Rose              --                --            271,813(E)/            $0(E)/
                                                              134,209(U)          $66,945(U)

Philip Doganiero             --                --               0(E)/               $0(E)/
                                                              40,000(U)           $27,600(U)

Anthony G. Lembo             --                --               0(E)/               $0(E)/
                                                              40,000(U)           $27,600(U)

---------

(1) Represents the dollar value of the difference between the value (measured on the date exercised) and the option exercise price.
(2) Represents the dollar value of the difference between the value at the end of fiscal year 1997 and the option exercise price of unexercised options at the end of fiscal year 1997.

                                       4

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are paid $12,000 annually. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of the Company receives separate compensation for services rendered as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has employment agreements with executive officers Richard
C. Rose and Philip Doganiero. Mr. Rose's agreement, as amended, provides for a minimum annual base salary of $329,400, a one-time lump sum distribution of $152,000 on April 1, 1995, discretionary bonuses awarded by the Company's Board of Directors and awards of restricted stock and stock options that vest over three years. Mr. Rose's amended employment agreement expires December 31, 1999. Mr. Doganiero's agreement provides for an annual base salary of $225,000 or such greater amount as may be approved from time to time by the Company's Board of Directors and expires January 11, 1998.

         Pursuant to their respective employment agreements, Messrs. Rose and Doganiero each agree not to compete, directly or indirectly, with the Company in the states in which the Company does or may do business during the terms of their employment and for a period of one year after the termination of their employment. If either Mr. Rose or Mr. Doganiero is terminated without cause, the Company is required to pay his remaining base salary and any additional compensation earned in excess of his base salary until the date of termination, plus an amount equal to his then annual base salary for the period through and including the expiration of his employment agreement. If either Mr. Rose or Mr. Doganiero is terminated with cause, the Company is required to pay only his base salary up to the date of termination. If either Mr. Rose or Mr. Doganiero dies during the term of his employment, the Company is required: (a) to pay to his estate the base salary otherwise payable until the later of (i) three years from the date of death or (ii) the end of the term of his employment agreement; and
(b) to pay his estate an additional $5,000.

         Under their respective employment agreements, if there is a "change in control" of the Company and, subsequent to such change in control, either Mr. Rose's or Mr. Doganiero's employment agreement (or any subsequent employment agreement then in effect which expires prior to the time they have attained 65 years of age) is terminated or is not renewed by the Company at the expiration of its term, or any renewals, extensions or modifications, then he would receive compensation in an amount equal to 299% of his annual base salary in effect at the time of his termination (the "Severance Amount"). This Severance Amount would be payable in one single payment within 60 days after the termination of his employment. The Severance Amount, however, may not exceed three times the "base amount" as determined under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). In the event the Severance Amount is reduced for the reason set forth in the preceding sentence, the Severance Amount would be reduced prior to the reduction of any other payments due under each of Mr. Rose's and Mr. Doganiero's employment agreements. A "change in control" is defined in both employment agreements as a transfer of more than 50% of the Company's Common Stock in a single transaction or series of transactions in concert with each other (excluding transfers made by persons who were officers or were related to officers of the Company immediately prior to the change in control).

         The Company has also entered into an employment agreement with Anthony
G. Lembo, its President, effective January 11, 1995. Mr. Lembo's employment agreement is for a period of three years and provides for an annual base salary of $125,000 or such greater amount as may be approved from time to time by the Company's Board of Directors. Upon Mr. Lembo's election as President of the Company, the Board of Directors approved an increase of Mr. Lembo's annual base salary to $175,000 ("Base Salary") and an amount equal to $50,000 per year, or such greater amount as may be approved from time to time by the Company's Board of Directors, if the Company's Southeast division meets or exceeds certain financial targets ("Performance Bonus"). Pursuant to his employment agreement, Mr. Lembo agrees not to compete, directly or indirectly, with the Company in the states in which the Company does or may do business, during the term of his employment and for a period of one year after the termination of his employment. The employment agreement also provides that Mr. Lembo shall receive severance benefits if his employment is terminated by the Company "without cause" (as defined in the employment agreement). In such a case, Mr. Lembo would receive his Base Salary, as in effect upon his termination, for the remaining term of his employment agreement and his Performance Bonus for the last full fiscal year completed prior to the date of his termination. Mr. Lembo's employment agreement expires January 11, 1998.

STOCK OPTION PLANS

         The Company maintains two incentive stock option plans (the "ISO Plans") and five incentive and nonqualified stock option plans. The 1989, 1990, 1991, 1992 and 1994 incentive and nonqualified stock option plans (the "NQSO Plans") provide for the grant of both incentive stock options and nonqualified stock options to employees of the Company.

         Shares of Common Stock have been reserved and issued under the above plans as follows:

STOCK OPTION PLAN                 SHARES RESERVED            SHARES GRANTED
-----------------------           ---------------            --------------
1984 and 1987 ISO Plans               700,000                    700,000
1989 NQSO Plan                        400,000                    400,000
1990 NQSO Plan                        160,000                    110,250
1991 NQSO Plan                        200,000                     50,000
1992 NQSO Plan                        400,000                    372,750
1994 NQSO Plan                        800,000                    622,722


         The ISO Plans and the NQSO Plans, excluding the 1990 NQSO Plan, provide for the discretionary grant of options to purchase Common Stock at a price determined by the Compensation Committee of the Board of Directors, but, in the case of incentive stock options, at a price not less than the fair market value thereof on the date of grant. The options, by their terms, must be exercised within ten years from the date on which they are granted or within 90 days of employment termination.

         All options fully vest at date of grant except for stock options granted under the 1989, 1991 and 1992 NQSO Plans, which vest 25% per year beginning one year after grant date, and the 1994 NQSO Plan, which provides the board of directors with discretion to determine vesting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 21, 1997 by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each executive officer named in the Summary Compensation Table ("Named Executive Officers"), (iii) each director and nominee for director of the Company, and (iv) all directors and executive officers of the Company as a group.

                                                        AMOUNT AND
                                                          NATURE
                                                       OF BENEFICIAL
BENEFICIAL OWNER                                       OWNERSHIP(1)     PERCENT
-----------------------------------                    --------------   -------
Anthony G. Lembo(2)                                        7,500           *

Richard C. Rose(2)                                       298,156(3)      4.7%

Philip Doganiero(2)                                       18,000           *

U.S. Bankcorp(4)                                         551,000         9.4%

Pioneering Management Corporation(5)                     423,500         7.2%

W. Keith Schilit(2)                                       12,500(6)        *

Barry M. Alpert(2)                                        12,500(6)        *

All directors and executive
 officers as a group (5 persons)(7)                      373,656         6.4%

----------------------
 *    Less than 1%.

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person shares voting power and/or investment power. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.
(2) The business address for Messrs. Doganiero, Lembo, Rose, Schilit and Alpert is 2145 Calumet Street, Clearwater, Florida 34625.
(3) The number of shares shown in the table above includes 271,813 shares that are subject to options that are currently exercisable.
(4) The number of shares shown is based on a Schedule 13G filed with the Securities and Exchange Commission, dated February 13, 1997. The business address for U.S. Bankcorp is 111 Southwest Fifth Avenue, Portland, Oregon 99204.
(5) The number of shares shown is based on a Schedule 13G filed with the Securities and Exchange Commission, dated January 14, 1997. The business address for Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02108.
(6) The number of shares shown in the table above includes 12,500 shares that are subject to options that are currently exercisable.
(7) The number of shares shown in the table above includes 373,656 shares beneficially owned by Messrs. Lembo, Rose, Doganiero, Schilit and Alpert of which 321,813 shares are immediately exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has made loans from time to time during the fiscal years 1987 through 1997 to its employees, including Richard C. Rose, the Company's CEO, primarily to enable them to exercise stock options to purchase the Company's Common Stock. During fiscal year 1997, the amount of indebtedness owed on such loans was evidenced by promissory notes from the appropriate employees. These loans bear interest at rates ranging from 7.0% per annum to prime plus 1.5% per annum and are payable upon demand. As of March 31, 1996 and 1997, Mr. Rose's outstanding loan balance was $329,927 and $309,370, respectively.

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

        2. Financial Statement Schedules

            Report of Independent Certified Public Accountants on Financial
            Statement Schedule............................................ F-16

            Financial Statement Schedule.................................. F-17

         3. Exhibits


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1 -- The Company's Certificate of Incorporation, as amended (incorporated by reference to Exhibit Number 3.1 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

  3.2 -- Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit Number 3.2 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

  3.3 -- The Company's Restated and Amended Bylaws (incorporated by reference to Exhibit Number 3.3 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

  4     -- Specimen of stock certificate for shares of Common Stock
           (incorporated by reference to Exhibit Number 4 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.1 -- Dealer Agreement entered into February 7, 1997, between International Business Machines Corporation and the Company (incorporated by reference to Exhibit Number 10.1 to the Company's Registration Statement on Form S-1 filed April 17,1997 and amendments thereto (Registration No. 333-25339)).*

 10.2 -- Dealer Agreement between Hewlett-Packard Company and the Company (incorporated by reference to Exhibit Number 10.2 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.3 -- Dealer Agreement entered into August 26, 1996, between Apple Computer, Inc., and the Company (incorporated by reference to Exhibit Number 10.3 to the Company's Registration

           Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.4 -- Dealer Agreement dated January 14, 1997 between Apple Computer, Inc., and the Company (incorporated by reference to Exhibit Number 10.4 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.5 -- Dealer Agreement dated August 2, 1990 between COMPAQ Computer Corporation and the Company (incorporated by reference to Exhibit Number 10.5 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.6 -- 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit Number 10.6 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.7 -- 1989 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.7 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.8 -- Salary Savings Plan and trust of Dataflex Corporation dated December 21, 1989 (incorporated by reference to Exhibit Number 10.8 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.9 -- 1990 Senior Management Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.9 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.10 -- Form of Stock Option Agreement for 1989 Incentive and Non-Qualified Stock Option Plan by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.10 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.11 -- Form of Stock Option Agreement for 1989 Incentive and Non-Qualified Stock Option Plan by and between the Company and Gordon J. McLenithan (incorporated by reference to Exhibit Number 10.11 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.12 -- Form of Stock Option Agreement for 1990 Senior Management Incentive and Non-Qualified Stock Option Plan by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.12 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.13 -- Form of Stock Option Agreement for 1990 Senior Management Incentive and Non-Qualified Stock Option Plan by and between the Company and Gordon J. McLenithan (incorporated by reference to Exhibit Number
           10.13 to the Company's Registration Statement on Form S-1 filed February 23, 1990 and amendments thereto (File No. 330-33472)).*

 10.14 -- Asset Purchase Agreement between the Company and Granite Computer Products, Inc. dated March 21, 1994 (incorporated by reference to Exhibit Number 10.14 to the Company's 8-K filed April 23, 1994).*

 10.15 -- Asset Purchase Agreement between the Company and Advantage Systems, Inc. dated May 23, 1994 (incorporated by reference to Exhibit Number
           10.15 to the Company's Form 8-K filed June 16, 1994).*

 10.16 -- 1991 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.16 to the Company's Annual Proxy Statement filed September 1, 1991).*

 10.17 -- Asset Purchase Agreement between Dataflex Corporation and National Data Products, Inc. dated November 17, 1994 (incorporated by reference to Exhibit Number 10.17 to the Company's Form 8-K filed January 24, 1995).*

 10.18 -- Stock Purchase Agreement between Dataflex Corporation, the sellers named therein and Sunland Computer Services, Inc. dated August 19, 1994 (incorporated by reference to Exhibit Number 10.18 to the Company's Form 8-K filed August 31, 1994).*

 10.19 -- 1992 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.19 to the Company's Annual Proxy Statement filed September 1, 1992).*

 10.20 -- 1994 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit Number 10.20 to the Company's Annual Proxy Statement filed September 1, 1994).*

 10.21 -- Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number
           10.21 to the Company's Form 10-K filed June 29, 1995).*

10.22   -- Amendment to Employment Agreement dated April 1, 1993 by and between the Company and Richard C. Rose (incorporated by reference to Exhibit Number 10.22 to the Company's Form 10-K filed June 29,
           1995).*

 10.23 -- Asset Purchase Agreement by and among Vanstar Corporation, VST West, Inc., Dataflex Corporation and Dataflex Southwest Corporation dated May 24, 1996 (incorporated by reference to Exhibit Number 10.23 to the Company's Form 8-K filed June 13, 1996).*

 10.24 -- Employment Agreement dated January 11, 1995, by and between the Company and Philip Doganiero (incorporated by reference to Exhibit Number 10.24 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.25 -- Amendment to Employment Agreement dated April 1, 1995, by and between the Company and Philip Doganiero (incorporated by reference to Exhibit Number 10.25 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.26 -- Employment Agreement dated January 11, 1995, by and between the Company and Anthony G. Lembo (incorporated by reference to Exhibit Number 10.26 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.27 -- Settlement Agreement and Release dated March 1, 1997 (incorporated by reference to Exhibit Number 10.27 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.28 -- Loan and Security Agreement by and between the Company and NationsBank, N.A. (South) (incorporated by reference to Exhibit Number 10.28 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 10.29 -- Loan and Security Agreement by and between the Company and Nationscredit Commercial Corporation of America (incorporated by reference to Exhibit Number 10.29 to the Company's Registration Statement on Form S-1 filed April 17, 1997 and amendments thereto (Registration No. 333-25339)).*

 21     -- Subsidiaries (incorporated by reference to Exhibit Number 21 to the
           Company's Form 8-K filed June 13, 1996).*

 23.1   -- Consent of Price Waterhouse LLP.

 27.1   -- Financial Data Schedule.*

-------------------

*    Previously Filed.


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

                                        Date: July 30, 1997
                                             -----------------------------------

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

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE

23.1      Consent of Price Waterhouse LLP.