Form 10-Q
period 1997-06-30
DATAFLEX CORP
filed 1997-08-14
CIK 355735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30,1997
                                            ------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _________to_________

                              --------------------
                          Commission File No. 0-15551

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

As of July 21, 1997, there were 5,961,169 shares of the Registrant's Common Stock outstanding.

                                DATAFLEX CORPORATION

                                        INDEX


                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 1997
                 (unaudited) and March 31, 1997                            1

                 Consolidated Statements of Operations - Three
                 months ended June 30, 1997 and June 30, 1996
                 (unaudited)                                               2

                 Consolidated Statements of Cash Flows - Three
                 months ended June 30, 1997 and June 30, 1996              3
                 (unaudited)

                 Notes to Consolidated Financial Statements -
                 June 30, 1997                                             4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       6

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         9

         Item 2. Changes in Securities                                     9

         Item 3. Defaults Upon Senior Securities                           9

         Item 4. Submission of Matters to a Vote of Security Holders       9

         Item 5. Other Information                                         9

         Item 6. Exhibits and Reports on Form 8-K                         10

                              DATAFLEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                      JUNE 30, 1997         MARCH 31, 1997
                                                      -------------         --------------
                                                       (Unaudited)

                                     ASSETS
Current Assets:
   Cash and Cash Equivalents                          $    301,354          $   1,721,922
   Restricted Cash                                                              3,875,202
   Accounts Receivable, Net                             20,309,455             21,719,863
   Inventory, Net                                        5,262,791              5,489,153
   Net Assets Held for Sale                                      -              3,800,063
   Income Taxes Receivable                               1,342,702              1,908,222
   Other Current Assets                                  2,075,540              2,979,125
                                                      ------------           ------------
Total Current Assets                                    29,291,842             41,493,550

Property and Equipment, Net                              3,024,746              2,708,408
Other Assets                                               847,978                853,228
Deferred Tax Asset                                       6,183,780              6,183,780
Assets Held for Sale - Long Term                         1,150,000              1,150,000
Goodwill                                                 8,580,891              8,685,745
                                                      ------------           ------------

   Total Assets                                       $ 49,079,237           $ 61,074,711
                                                      ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                  $  1,730,362           $  1,730,362
   Short-Term Debt                                      13,053,731             20,374,713
   Accounts Payable                                      2,937,580              5,938,021
   Accrued Expenses and Other Payables                   2,837,885              4,735,576
                                                      ------------           ------------
Total Current Liabilities                               20,559,558             32,778,672

Long-Term Debt                                           2,993,746              3,141,701
                                                      ------------           ------------

   Total Liabilities                                    23,553,304             35,920,373
                                                      ------------           ------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,961,169 and 5,587,661 Shares at
    June 30, 1997 and March 31, 1997                    24,017,343             24,017,343
   Less:  Loans Receivable for Exercised
     Stock Options                                        (201,069)              (194,269)
   Retained Earnings                                     2,313,137              1,934,742
   Less:  Treasury Stock - At Cost;
    113,901 shares at June 27, 1997 and
    March 31, 1997                                        (603,478)              (603,478)
                                                      ------------           ------------
Total Shareholders' Equity                              25,525,933             25,154,338
                                                      ------------           ------------

Total Liabilities and Shareholders' Equity            $ 49,079,237           $ 61,074,711
                                                      ============           ============


                     See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                            THREE MONTHS ENDED

                                  June 30, 1997              June 30, 1996
                                  -------------              -------------
Revenue
   Equipment                      $ 31,337,072               $ 75,951,996
   Services                          3,241,070                 10,079,398
                                  ------------               ------------
                                    34,578,142                 86,031,394
                                  ------------               ------------
Cost of Revenue
   Equipment                        27,758,085                 67,376,631
   Services                          2,868,719                  8,285,911
                                  ------------               ------------
                                    30,626,804                 75,662,542
                                  ------------               ------------

   Gross Profit                      3,951,338                 10,368,852

Selling, General and
   Administrative Expenses           3,125,783                  9,430,563
Amortization of Goodwill               104,854                    190,710
                                  ------------               ------------

   Operating Income                    720,701                    747,579

Interest Expense, Net                   94,157                  1,683,688
                                  ------------               ------------

Income (Loss) Before Income Taxes      626,544                   (936,109)

Provision (Benefit from) for
   Income Taxes                        248,152                   (402,527)
                                  ------------               ------------

   Net Income (Loss)              $    378,392               $   (533,582)
                                  ============               ============


Earnings (Loss) Per
   Common Share                   $       0.06               $      (0.10)
                                  ============               ============

Weighted Average Common
   Shares Outstanding                6,149,100                  5,482,123
                                  ============               ============


                See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                     THREE MONTHS ENDED
                                                           JUNE 30, 1997            JUNE 30, 1996
                                                           -------------            -------------
Operating Activities:
  Net Income                                               $    378,392             $    (533,582)
Adjustments to Reconcile Net Income to Net Cash:
  Depreciation and Amortization                                 255,202                   808,144
  Amortization of Restricted Stock Grants                             -                    77,533
  Deferred Taxes                                                      -                   939,488
  Changes in Assets and Liabilities:
  Restricted Cash                                             3,875,202
  Accounts Receivable                                         1,410,409                12,992,026
  Inventory                                                     226,362                (3,815,999)
  Other Current Assets                                          903,585                (3,138,320)
  Other Assets                                                        -                   131,741
  Accounts Payable                                           (3,000,441)              (22,457,754)
  Accrued Expenses and Other Payables                        (1,897,691)                 (672,538)
  Income Taxes Receivable                                       565,520                (1,377,223)
  Other Long-Term Liabilities                                         -                   (15,401)
                                                           ------------             -------------

                                                              2,716,540               (17,061,885)
                                                           ------------             -------------

Investing Activities:
  Capital Expenditures                                         (461,434)                 (918,647)
  Sale of Net Assets                                          3,800,063                40,729,410
                                                           ------------             -------------

                                                              3,338,629                39,810,763
                                                           ------------             -------------

Financing Activities:
  Proceeds from Issuance of Notes Payable                             -                40,855,362
  Payments of Notes Payable/Short Term Debt                  (7,320,982)              (62,307,323)
  Payments on Long-Term Borrowings                             (147,955)                  (21,999)
  Proceeds from Common Stock and Options                              -                    54,181
  Receipts on Officer's Loans Receivable                              -                   235,290
  Interest on Loans Receivable
    for Exercised Stock Options                                  (6,800)                        -
                                                           ------------             -------------
                                                             (7,475,737)              (21,184,489)
                                                           ------------             -------------

Net Increase (Decrease) in Cash                              (1,420,568)                1,564,389
Cash - Beginning of Year                                      1,721,922                   499,144
                                                           ------------             -------------
Cash - End of Year                                         $    301,354             $   2,063,533
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

These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-KA for the fiscal year ended March 31, 1997.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or the full year.

B)  DISPOSITION OF BUSINESSES

In October 1996, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations (located in Edison, New Jersey, New York City, New York, Bensenville, Illinois and Milwaukee, Wisconsin) for $42,300,000 in cash, after reconciliation in accordance with the sale agreement, and $1,900,000 in accounts receivable of the former Midwestern and Eastern regional operations. The cash proceeds were used to reduce the Company's Line of Credit. The loss on this transaction of $8,978,970 is included in the Consolidated Statement of Operations for the year ended March 31, 1997. The Eastern and Midwestern regions had combined revenues of $39,782,720 for the three months ended June 30, 1996.

In May 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Western region (primarily its Alameda, California and Tempe, Arizona locations) for approximately $38,100,000 and $400,000 in vendor receivables, after the settlement of contingencies in accordance with the agreement. The cash proceeds were used to reduce the Company's accounts payable and interest-bearing obligations on its credit facility. The Loss on disposition of $4,631,820 was recorded in the March 31, 1996 Consolidated Statement of Operations.

In July 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Valtron division for $2,900,000 in cash, $750,000 in forgiveness of a note payable and the receipt of a three-year note of $850,000, bearing interest at 9% per annum. The Valtron Division had revenues of $3,387,528 for the quarter ended June 30, 1996.

On April 18, 1997, the Company completed the sale of certain assets of its Kindergarten through 12th Grade Education division (the Education division) to Computer Plus, Inc. for approximately $4,400,000, including a $150,000 escrow pending the future settlement of contingencies as described in the agreement. The estimated fair market value of the net assets were included "Assets Held for Sale" in the March 31, 1997 Consolidated Balance Sheet. The proceeds from the sale were used to reduce the Company's short term debt. The Company recorded a loss on impairment of $2,941,185 related to this transaction primarily due to the write off of Goodwill of $5.8 million attributable to the Education division. The Education division recorded revenues of $5,071,557 for the quarter ended June 30, 1996.

C)   LOSS ON IMPAIRMENT OF ASSETS

The Company also recorded a loss on impairment of $339,040 on the proposed sale of certain land and buildings. In August 1997, the Company completed the sale of its headquarters located in Clearwater, Florida for approximately $1 million in cash and $150,000 in deferred rent expense. The $1 million was used to pay off the Company's mortgage on the property. The estimated fair market value of the net assets to be disposed was included in the "Assets Held for Sale - Long Term" at March 31, 1997. The loss on impairment was included in the March 31, 1997 "Consolidated Statement of Operations".

D)  CREDIT FACILITY

In December 1996, the Company entered into a two year $38,000,000 credit facility with NationsCredit and NationsBank which replaces its former $120,000,000 agreement with another bank. The new facility reduces interest rates the Company is paying for its working capital loans. The structure of the short-term debt includes a revolving line of credit and an inventory financing agreement.

E)  CONTINGENCIES

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

Item 2.1 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statement of Operations:

                                                    Three Months Ended
                                             June 30, 1997      June 30, 1996
                                             -------------      -------------
Revenue                                         100.0 %            100.0 %
Cost of Revenue                                  88.6               87.9
                                                -----              -----
Gross Profit                                     11.4               12.1
Selling, General and Administrative Expenses      9.0               11.0
Amortization of Goodwill                          0.3                0.2
                                                -----              -----
Operating Income                                  2.1                0.9
Interest Expense, Net                             0.3                2.0
                                                -----              -----
(Loss) Income Before Income Taxes                 1.8               (1.1)
(Benefit) Provision for Income Taxes              0.7               (0.5)
                                                -----              -----
Net (Loss) Income                                 1.1 %             (0.6) %
                                                =====              =====

Revenues decreased by $51,453,252 or 59.8%, to $34,578,142 for the quarter ended June 30, 1997, as compared with $86,031,394 for the quarter ended June
30, 1996.   The decrease in revenues is due primarily to the sale of the
Midwestern and Eastern region's operations on October 4, 1996 and the sale of
the Education division.   On a comparable basis, excluding revenues for the
Midwestern and Eastern regions and the Education division, revenues decreased by $3,211,447, or 9.3% for the three month period ended June 30, 1997, as compared with the same period in the prior year. This decrease is due to the Company's decision to concentrate on business opportunities that offer a higher gross margin percentage.

Gross Profit decreased by $6,417,514, or 61.9%, to $3,951,338 in the first quarter of the current fiscal year as compared with $10,368,852 in the first
quarter of last fiscal year.    This decrease relates primarily to the
exclusion of gross profit contribution of the Midwestern and Eastern regions and the Education division for the three month period. On a comparable basis, excluding the Midwestern and Eastern regions and the Education division, gross profit decreased by $146,810, or 3.6% for the three month period ended June 30, 1997. As stated above, this decrease is due to the Company's decision to concentrate on business opportunities that offer a higher gross margin percentage, as evidenced by the increase in gross margin as a percentage of sales for the remaining divisions of the Company.

As a percentage of revenues, gross profit was 11.4% and 12.1% for the three month periods. The decrease in gross profit as a percentage of sales reflects the disposition of the Midwestern and Eastern regions, whose revenues included a higher percentage of service sales, which yield a higher gross margin percentage. On a comparable basis, excluding the Midwestern and Eastern regions and the Education division, the gross profit percentage was 11.4% for the three month period ended June 30, 1997 and 10.8% for the three month period ended June 30, 1996.

Selling, general and administrative expenses decreased by $6,304,780, or 66.9% to $3,125,783 as compared with $9,430,563 for the three month periods ended June 30, 1997 and June 30, 1996, respectively. This decrease primarily relates to the sale of the Midwestern and Eastern regions in October, 1996 and the sale of the Education division in April, 1997. As a percentage of revenues, selling, general and administrative expenses were 9.0% and 11.0% for the three month periods ended June 30, 1997 and June 30, 1996 respectively. The decrease in selling, general and administrative expenses as a percentage of revenues for the three months, as compared with the prior year, reflects lower corporate overhead due to the sales of the Midwestern, Eastern and Education divisions.

Amortization of goodwill decreased by $85,856, or 45%, to $104,854 in the three months ended June 30, 1997, as compared with $190,710 in the three months ended June 30, 1997, due to the dispositions of the Midwestern operating region and the Education division.

Interest expense decreased by $1,589,531 or 94.4%, to $94,157 from $1,683,688 for the three month periods ended June 30, 1997 and June 30, 1996, respectively. The decrease primarily relates to reduced average borrowings resulting from the reduction of debt from the use of the proceeds of the sales of the Western, Midwestern and Eastern regions and the Education division and a reduction in interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was funded primarily by the release of restricted cash associated with the disposition of the Midwestern and Eastern region operations and the Education division and cash flow from operations.

Investing activities provided $3.8 million, net, for the sale of the Company's Education division. The funds were received in April, 1997 and were used to further reduce the balance under the Line of Credit. The Company retained approximately $2.8 million in accounts receivable in connection with the sale, and has collected approximately $2.4 million of these receivables through July 15, 1997.

Cash used in investing activities of $461,000 reflects capital expenditures in
support of the Company's growth.   The Company has no material commitments for
capital expenditures for the year ending March 31, 1998.

Net cash used in financing activities primarily reflects a net decrease in short term debt of $7.3 million resulting from the use of proceeds from the dispositions of the Company's Education division and the Midwestern and Eastern operating regions. In April, 1997, the Company received approximately $4.2 million in cash from the disposition of the Education division. In March, 1997, the Company had $5 million in escrow from the sale of its Midwestern and Eastern regional operations. In May, 1997, the Company reconciled amounts due under the agreement with the buyer and received approximately $3.8 million in cash. The funds were used to decrease amounts outstanding under the Line of Credit. The Company also received $1.9 million in accounts receivable originating from the former Midwestern and Eastern operating regions.

The Company believes that the cash flow from operations, the Line of Credit and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through March 31, 1998. At June 30, 1997, the Company had approximately $13 million outstanding under its $38 million credit facility.

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

                None

        Item 2. Changes in Securities

                None

        Item 3. Defaults Upon Senior Securities

                None

        Item 4. Submission of Matters to a Vote of Security Holders

                (a) On April 4, 1997 the Company held its Annual Meeting of
                    Shareholders ("Annual Meeting").

                (c) The following matters were voted upon at the Annual Meeting:
                    (1) the election of directors and (2) the ratification of Price Waterhouse LLP as the Company's independent public accountants for the year 1997. The results of voting for each matter, as reported by the Inspector of Elections, are as follows:

                    Proposal One: Election of Directors

                                             Votes For              Withheld          Broker Non-Votes
                    Anthony G. Lembo        4,652,846                103,358                         0
                    W. Keith Schilit        4,652,846                103,358                         0
                    Barry M. Alpert         4,652,244                103,958                         0

                    Proposal Two: Ratify the Appointment of Independent Certified Public Accountants for the year 1997

                    Votes For            4,717,359
                    Against                 27,143
                    Abstain                 11,702
                    Broker Non-Vote              0

        Item 5. Other Information

                None

        Item 6. Exhibits and Reports on Form 8-K


Exhibit
Number                                  Description
-------                                 -----------
 10      -- Asset Purchase Agreement between the Company and Computer Plus,
            Inc., dated April 18, 1997.

 27.1    -- Financial Data Schedule (for SEC use only).

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


Dated: August 12, 1997



                                     DATAFLEX CORPORATION


                                     By:  /s/ Richard C. Rose
                                        --------------------------------------
                                          Richard C. Rose
                                          Chairman and Chief Executive Officer



                                     By:  /s/ Anthony G. Lembo
                                        --------------------------------------
                                          Anthony G. Lembo
                                          President, Chief Operating Officer
                                          and Chief Financial Officer

                                    EXHIBIT INDEX


Exhibit
Number                          Description
-------                         -----------
 10     --  Asset Purchase Agreement between the Company and Computer Plus,
            Inc., dated April 18, 1997.

 27.1   --  Financial Data Schedule.