Form 10-Q
period 1997-09-30
DATAFLEX CORP
filed 1997-11-13
CIK 355735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

         For the quarterly period ended   September 30, 1997
                                        ----------------------

[ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934 (no fee required)

         For the transition period from _________to_________


Commission File No. 0-15551

                              DATAFLEX CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

              FLORIDA                                      22-2163376
              -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          2145 CALUMET STREET
          CLEARWATER, FLORIDA                                 33765
          -------------------                                 -----
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (813) 562-2200

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----


As of November 3, 1997, there were 5,961,169 shares of the Registrant's Common Stock outstanding.

                              DATAFLEX CORPORATION
                                      INDEX

                                                                                Page
                                                                               Number
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 1997
                  (unaudited) and March 31, 1997                                 1

                  Consolidated Statements of Operations - Three
                  months and six months ended September 30, 1997
                  and 1996 (unaudited)                                           2

                  Consolidated Statements of Cash Flows - Six months
                  ended September 30, 1997 and 1996 (unaudited)                  3

                  Notes to Consolidated Financial Statements
                  September 30, 1997                                             4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                              10
         Item 2.  Changes in Securities                                          10
         Item 3.  Defaults Upon Senior Securities                                10
         Item 4.  Submission of Matters to a Vote of Security Holders            10
         Item 5.  Other Information                                              10
         Item 6.  Exhibits and Reports on Form 8-K                               11
         Signatures                                                              12
         Exhibit Index                                                           13

                              DATAFLEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                  SEPTEMBER 30       MARCH 31,
                                                      1997             1997
                                                      ----             ----
                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash and Cash Equivalents                      $    351,746     $  1,721,922
   Restricted Cash                                          --        3,875,202
   Accounts Receivable, Net                         20,075,829       21,719,863
   Inventory, Net                                    6,429,499        5,489,153
   Net Assets Held for Sale                                 --        3,800,063
   Income Taxes Receivable                           1,093,910        1,908,222
   Other Current Assets                              1,917,730        2,979,125
                                                  ------------     ------------
Total Current Assets                                29,868,714       41,493,550

Property and Equipment, Net                          3,184,747        2,708,408
Other Assets                                           847,138          853,228
Deferred Tax Asset                                   6,183,780        6,183,780
Assets Held for Sale - Long Term                            --        1,150,000
Goodwill                                            10,090,604        8,685,745
                                                  ------------     ------------

   Total Assets                                   $ 50,174,983     $ 61,074,711
                                                  ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt              $  1,571,049     $  1,730,362
   Short-Term Debt                                  16,093,837     $ 20,374,713
   Accounts Payable                                  2,001,132        5,938,021
   Accrued Expenses and Other Payables               2,184,158        4,735,576
                                                  ------------     ------------
Total Current Liabilities                           21,850,176       32,778,672

Long-Term Debt                                       2,362,776        3,141,701
                                                  ------------     ------------

   Total Liabilities                                24,212,952       35,920,373
                                                  ------------     ------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,961,169 Shares at September 30, 1997
    and March 31, 1997                              24,039,057       24,017,343
   Less: Loans Receivable for Exercised
     Stock Options                                    (203,170)        (194,269)
   Retained Earnings                                 2,729,622        1,934,742
                                                  ------------     ------------
   Less: Treasury Stock - At Cost;
    115,382 shares at September 30, 1997
    and March 31, 1997                                (603,478)        (603,478)
                                                  ------------     ------------
Total Shareholders' Equity                          25,962,031       25,154,338
                                                  ------------     ------------

Total Liabilities and Shareholders' Equity        $ 50,174,983     $ 61,074,711
                                                  ============     ============


                 See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                    1997            1996             1997            1996
                                                    ----            ----             ----            ----
Revenue
  Equipment                                    $  31,951,721   $  73,760,571    $  63,288,793   $ 149,712,566
  Services                                         3,043,467      10,114,016        6,284,537      20,193,413
                                               -------------   -------------    -------------   -------------
                                                  34,995,188      83,874,587       69,573,330     169,905,979
                                               -------------   -------------    -------------   -------------
Cost of Revenue
  Equipment                                       28,116,320      66,397,101       55,874,405     133,773,732
  Services                                         2,740,250       7,946,876        5,651,070      16,232,787
                                               -------------   -------------    -------------   -------------
                                                  30,856,570      74,343,977       61,525,475     150,006,519
                                               -------------   -------------    -------------   -------------

   Gross Profit                                    4,138,618       9,530,610        8,047,855      19,899,460

Selling, General and Administrative Expenses       3,176,548       7,791,181        6,260,229      17,221,744
Amortization of Goodwill                             103,200         190,710          208,054         381,420
                                               -------------   -------------    -------------   -------------

   Operating Income                                  858,870       1,548,719        1,579,572       2,296,296

Interest Expense, Net                                164,475       1,651,945          258,632       3,335,633
Loss on Dispositions of Businesses                 6,229,975              --        6,229,975              --
                                               -------------   -------------    -------------   -------------

(Loss) Income Before Income Taxes                    694,395      (6,333,201)       1,320,940      (7,269,312)

(Benefit from) Provision for Income Taxes            277,758      (2,188,359)         525,910      (2,590,886)
                                               -------------   -------------    -------------   -------------

   Net (Loss) Income                           $     416,637   $  (4,144,842)   $     795,030   $  (4,678,426)
                                               =============   =============    =============   =============


(Loss) Earnings Per Common Share               $         .07   $       (0.75)   $         .13   $       (0.85)
                                               =============   =============    =============   =============

Weighted Average Common
   Shares Outstanding                              6,147,779       5,525,079        6,148,440       5,503,601
                                               =============   =============    =============   =============









                 See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                        1997            1996
                                                        ----            ----
Operating Activities:
  Net Income                                       $    795,030    $ (4,678,426)
Adjustments to Reconcile Net Income to Net Cash:
  Depreciation and Amortization                         525,952       1,624,341
  Amortization of Restricted Stock Grants                21,714          62,164
  Interest on Loans Receivable for
    Excercised Stock Options                             (8,901)             --
  Deferred Taxes                                             --         467,915
  Loss on Disposition of Businesses                          --       6,229,975
  Changes in Assets and Liabilities:
  Restricted Cash                                     3,875,202              --
  Accounts Receivable                                 1,643,884      35,107,631
  Inventory                                            (940,346)     17,798,426
  Other Current Assets                                1,061,395        (370,394)
  Income Taxes Receivable                               814,310      (2,836,180)
  Other Assets                                           (4,410)        372,721
  Accounts Payable                                   (3,936,889)    (26,911,354)
  Accrued Expenses and Other Payables                (2,551,418)     (1,082,852)
  Other Long-Term Liabilities                                --         (32,291)
                                                   ------------    ------------

Net Cash - Operating                                  1,282,710      25,689,512
                                                   ------------    ------------

Investing Activities:
  Capital Expenditures                                 (784,038)     (1,161,766)
  Net Assets Held for Sale                              261,974       6,272,894
  Proceeds from disposals of land, buildings
    and Equipment                                     4,688,089              --
  Contingent purchase price on previous
    acquisition of a business                        (1,612,613)             --
                                                   ------------    ------------

Net Cash - Investing                                  2,553,412       5,111,128
                                                   ------------    ------------

Financing Activities:
  Payments of Notes Payable/Short Term Debt          (4,344,073)    (31,022,336)
  Payments on Long-Term Borrowings                     (875,038)        (43,998)
  Proceeds from Common Stock and Options                     --         288,853
  Sale of Treasury Stock                                     --          (8,333)
  Payments on Officers Loans Receivable
    for Exercised Stock Options                              --         235,290
                                                   ------------    ------------
Net Cash - Financing                                 (5,206,298)    (30,488,360)
                                                   ------------    ------------

Net Increase (Decrease) in Cash                      (1,370,176)        312,280
Cash - Beginning of Year                              1,721,922         499,144
                                                   ------------    ------------
Cash - End of Year                                 $    351,746    $    811,424
                                                   ============    ============



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

These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or the full year.

B) ACQUISITIONS OF BUSINESSES

In September 1997, the Company paid $1.6 million to National Data Products Inc. ("NDP"), formerly a computer reseller that was acquired by the Company in January 1995. The payment settled a contingency agreement between the Company and NDP.

C) DISPOSITION OF BUSINESSES

On April 18, 1997, the Company completed the sale of certain assets of its Kindergarten through 12th Grade Education division (the "Education Division") to Computer Plus, Inc. for approximately $4,400,000, including a $150,000 escrow pending the future settlement of contingencies as described in the agreement. The estimated fair market value of the net assets were included in "Assets Held for Sale" in the March 31, 1997 Consolidated Balance Sheet. The proceeds from the sale were used to reduce the Company's short term debt. The Company recorded a loss on impairment of $2,941,185 related to this transaction primarily due to the write off of Goodwill of $5,864,000 attributable to the Education Division. The loss was recorded in the Consolidated Statement of Operations for the year ended March 31, 1997. The Education Division recorded revenues of $5,188,439 for the quarter ended September 30, 1996.

In October 1996, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations (located in Edison, New Jersey, New York, New York, Bensenville, Illinois and Milwaukee, Wisconsin) to Ameridata of New Jersey, Inc. for $42,300,000 in cash, after reconciliation in accordance with the asset purchase agreement, and $1,900,000 in accounts receivable from the Midwestern and Eastern regional operations. The cash proceeds were used to reduce the Company's line of credit with NationsCredit Commercial Corporation of America ("NationsCredit") and NationsBank, N.A. (South)("NationsBank")(the "Line of Credit"). The loss on this transaction of $8,978,970 is included in the Consolidated Statement of Operations for the year ended March 31, 1997. The Eastern and Midwestern regions had combined revenues of $45,285,715 for the three months ended September 30, 1996.

In July 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Valtron division for $2,900,000 in cash, $750,000 in forgiveness of a note payable and the receipt of a three-year note of $850,000, bearing interest at 9% per annum. No revenues were recorded for the Valtron division for the quarter ended September 30, 1996.

In May 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Western region to Vanstar Corporation (primarily its Alameda, California and Tempe, Arizona locations) for approximately $38,100,000 and $400,000 in vendor receivables, after the settlement of contingencies in accordance with the asset purchase agreement. The cash proceeds were used to reduce the Company's accounts payable and interest-bearing obligations under its credit facility. The loss on disposition of $4,631,820 was recorded in the Consolidated Statement of Operations for the year ended March 31, 1996.

D) LOSS ON IMPAIRMENT OF ASSETS

The Company also recorded a loss on impairment of $339,040 on the proposed sale of certain land and buildings. In August 1997, the Company completed the sale of its headquarters located in Clearwater, Florida for approximately $1.0 million dollars and $150,000 in deferred rent expense. The $1.0 million was used to retire the Company's existing mortgage on the property. The estimated fair market value of the net assets to be disposed was included in the "Assets Held for Sale - Long Term" at March 31, 1997. The loss on impairment was included in Consolidated Statement of Operations for the year ended March 31, 1997.

E) CREDIT FACILITY

In December 1996, the Company entered into a two year $38,000,000 credit facility with NationsCredit and NationsBank which replaces its former $120,000,000 credit facility with another bank. The new facility reduces interest rates the Company is paying for its working capital loans. The structure of the short-term debt includes a revolving line of credit and an inventory financing agreement.

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

In December 1996, the Company filed suit in state court in Florida against a former vendor of the Company alleging a breach of contract. The vendor counterclaimed against the Company alleging that the Company failed to pay an invoice for products delivered. The vendor also filed suit in state court in Massachusetts which has been stayed pending the outcome of the suit in Florida. If the Florida suit is resolved, the Massachusetts suit will be dismissed. The Company intends to diligently pursue suit against the vendor and contest the counterclaim against the Company.

In May 1997, the Company was named as a defendant in a suit filed in state court in New Jersey alleging breach of contract. The plaintiff claims that the Company owes him additional amounts of money pursuant to the contract. The Company has denied the allegation and intends to diligently contest the suit.

In June 1997, the Company was named as a defendant in a suit filed in state court in New Jersey by a former employee. The employee alleges that his employment was wrongfully terminated. The lawsuit is in the initial stages of discovery. The Company denies the allegation and intends to contest the suit.

Other claims, suits and complaints arise in the ordinary course of the Company's business. In the opinion of Company management, such pending matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flow, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statement of Operations:


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                      1997         1996               1997         1996
                                                    ---------------------           ---------------------
Revenue                                              100.0%       100.0 %            100.0%       100.0 %
Cost of Revenue                                       88.2         88.6               88.4         88.3
                                                     -----        -----              -----        -----
Gross Profit                                          11.8         11.4               11.6         11.7
Selling, General and Administrative Expenses           9.1          9.3                9.1         10.1
Amortization of Goodwill                               0.3          0.2                0.3          0.2
                                                     -----        -----              -----        -----
Operating Income                                       2.5          1.8                2.2          1.4
Interest Expense, Net                                  0.5          2.0                0.4          2.0
Loss on Disposition of Businesses                      0.0          7.4                0.0          3.7
                                                     -----        -----              -----        -----
(Loss) Income Before Income Taxes                      2.0         (7.5)               1.9         (4.3)
Income Taxes                                           0.8         (2.6)               0.8         (1.5)
                                                     -----        -----              -----        -----
Net (Loss) Income                                      1.2%        (4.9)%              1.1%        (2.8)%
                                                     -----        -----              -----        -----


Revenues decreased by $48,879,399 or 58.3%, to $34,995,188 for the three months ended September 30, 1997 as compared to $83,874,587 for the three months ended September 30, 1996. For the six months ended September 30,1997, revenues decreased by $100,332,649 or 59.1% to $69,573,330, as compared with $169,905,979 for the six months ended September 30, 1996. The decrease in revenues is due primarily to the sale of the Midwestern and Eastern region's operations in October 1996 and the sale of the Education Division in April 1997. On a comparable basis, excluding revenues for the Midwestern and Eastern regions and the Education Division, revenues increased by $1,594,757, or 4.8% for the three months ended September 30, 1997, and revenues decreased by $1,616,690 or 2.3% for the six months September 30, 1997 as compared to the same period in 1996 primarily due to the Company's decision to concentrate on business opportunities that offer a higher gross profit return.

Gross Profit decreased by $5,391,992, or 56.6%, to $4,138,618 for the three months ended September 30, 1997 as compared to $9,530,610 for the three months ended 1996. For the six months ended September 30, 1997, gross profit decreased by $11,851,605 or 59.6% to $8,047,855 as compared to $19,899,460 for the six months ended September 30, 1996. This decrease relates primarily to the exclusion of gross profit contribution of the Midwestern and Eastern regions and the Education Division for the three and six month periods. On a comparable basis, excluding the Midwestern and Eastern regions and the Education Division, gross profit increased by $173,156, or 4.4% for the three month period ended September 30, 1997 and by $26,346 or 0.3% for the six months ended September 30, 1997.

As a percentage of revenues, gross profit was 11.8% and 11.6% respectively, for the three and six months ended September 30, 1997 as compared to 11.4% and 11.7% for the three and six months ended September 30, 1996. The increase in gross profit, as a percentage of sales, reflects a higher percentage return on equipment sales, primarily due to manufacturer's rebates. On a comparable basis, excluding the Midwestern and Eastern regions and the Education Division, the gross profit percentage was 11.8% and 11.4% respectively, for the three and six months ended September 30, 1997 as compared to 11.9% and 10.8% for the three and six months ended September 30, 1996.

Selling, general and administrative expenses decreased by $4,614,633 or 59.2% and $10,961,515 or 63.6% to $3,176,548 and $6,260,229 respectively, for the three and six months ended September 30, 1997 as compared to $7,791,181 and $17,221,744 for the three and six months ended September 30, 1996. This decrease primarily relates to the sale of the Midwestern and Eastern regions in October 1996 and the sale of the Education Division in April 1997. As a percentage of revenues, selling, general and administrative expenses were 9.1% and 9.0% respectively, for the three and six months ended September 30, 1997, as compared to 9.3% and 10.1% for the three and six months ended September 30, 1996. The decrease in selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, reflects lower corporate overhead due to the sales of the Midwestern and Eastern regions and the Education Division.

Amortization of goodwill decreased by $87,510 or 45.9% and $173,366 or 45.5% to $103,200 and $208,054 respectively, for the three and six months ended September 30, 1997 as compared to $190,710 and $381,420 for the three and six months ended September 30, 1996, due to the dispositions of the Midwestern region and the Education Division.

Net interest expense decreased by $1,487,470 or 90% and $3,077,001 or 92.2% to $164,475 and $258,632 respectively, for the three and six months ended September 30, 1997 as compared to $1,651,945 and $3,335,633 for the three and six months ended September 30, 1996. The decrease primarily relates to reduced average borrowings resulting from the reduction of debt from the use of the proceeds of the sales of the Midwestern and Eastern regions and the Education Division and a reduction in interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was funded primarily by the receipt of restricted cash associated with the disposition of the Midwestern and Eastern regions and the Education Division and cash flow from operations.

Investing activities provided $4.1 million, net, from the sale of the Education Division. The funds were received in April 1997 and were used to further reduce the balance under the Line of Credit. The Company retained and collected approximately $2.8 million in accounts receivable in connection with the sale.

Cash used in investing activities of $1.6 million reflects cash used for the payment of contingent purchase price on a previous acquisition of a business and $784,000 for capital expenditures in support of the Company's growth. The Company has no material commitments for capital expenditures for the year ending March 31, 1998.

Net cash used in financing activities primarily reflects a net decrease in short term debt of $4.3 million resulting from the use of proceeds from the dispositions of the Company's Education Division and the Midwestern and Eastern operating regions. In April 1997, the Company received approximately $4.2 million in cash from the disposition of the Education division. In March 1997, the Company had $5.0 million in escrow from the sale of its Midwestern and Eastern regions. In May 1997, the Company reconciled amounts due under the agreement with the buyer and received approximately $3.8 of the $5.0 million held in escrow. The funds were used to decrease amounts outstanding under the Line of Credit. In connection with this reconciliation, the Company also received $1.9 million in past due accounts receivable generated by the former Midwestern and Eastern regions. In August 1997, the Company completed the sale of its headquarters in Clearwater, Florida for approximately $1.0 million in cash and $150,000 in credit for future rent expense. The cash was used to retire the Company's existing mortgage on the property.

The Company believes that the cash flow from operations, the Line of Credit and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through March 31, 1998. At September 30, 1997, the Company had approximately $16.0 million outstanding under its $38.0 million Line of Credit.

                              DATAFLEX CORPORATION

PART II. OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS
                  None

                  ITEM 2.  CHANGES IN SECURITIES
                  None

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On September 18, 1997 the Company held its Annual Meeting of Shareholders ("Annual Meeting").
         (c)      The following matters were voted upon at the Annual Meeting:
                  (1) the election of directors and (2) the reincorporation of the Company from New Jersey to Florida. The results of voting for each matter, as reported by the Inspector of Elections, are as follows:


Proposal One:     Election of Directors

                           Votes for        Withheld           Broker Non-votes
Anthony G. Lembo           4,988,930         80,489                    --
Richard Rose               4,986,903         82,516                    --
Keith Schilit              4,986,905         82,514                    --
Phil Doganiero             4,988,928         80,491                    --
Barry N. Alpert            4,987,930         81,489                    --


Proposal Two:     Reincorporation of the Company from New Jersey to Florida.

Votes for         2,557,342
Against              70,452
Abstain              40,484
Broker Non-Votes  2,419,785

                  ITEM 5. OTHER INFORMATION

                  On October 29, 1997, the Company issued the press release filed as exhibit 99 hereto announcing that the Company is engaged in disscussions regarding a possible strategic combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         27       Financial Data Schedule

         99       Press Release

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1997


                                    DATAFLEX CORPORATION


                                    By:  /s/Richard C. Rose
                                         ------------------
                                         Richard C. Rose
                                         Chief Executive Officer


                                    By:  /s/Anthony G. Lembo
                                         -------------------
                                         Anthony G. Lembo
                                         President, Chief Operating Officer
                                         And Chief Financial Officer

                                  EXHIBIT INDEX


                                   DESCRIPTION


EXHIBIT
NUMBER


27                Financial Data Schedule

99                Press Release