Form 10-Q/A
period 1997-09-30
DATAFLEX CORP
filed 1997-12-12
CIK 355735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

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
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                    1997            1996             1997            1996
                                                    ----            ----             ----            ----
Revenue
  Equipment                                    $  31,951,721   $  73,760,571    $  63,288,793   $ 149,712,566
  Services                                         3,043,467      10,114,016        6,284,537      20,193,413
                                               -------------   -------------    -------------   -------------
                                                  34,995,188      83,874,587       69,573,330     169,905,979
                                               -------------   -------------    -------------   -------------
Cost of Revenue
  Equipment                                       28,116,320      66,397,101       55,874,405     133,773,732
  Services                                         2,740,250       7,946,876        5,651,070      16,232,787
                                               -------------   -------------    -------------   -------------
                                                  30,856,570      74,343,977       61,525,475     150,006,519
                                               -------------   -------------    -------------   -------------

   Gross Profit                                    4,138,618       9,530,610        8,047,855      19,899,460

Selling, General and Administrative Expenses       3,176,548       7,791,181        6,260,229      17,221,744
Amortization of Goodwill                             103,200         190,710          208,054         381,420
                                               -------------   -------------    -------------   -------------

   Operating Income                                  858,870       1,548,719        1,579,572       2,296,296

Interest Expense, Net                                164,475       1,651,945          258,632       3,335,633
Loss on Dispositions of Businesses                        --       6,229,975               --       6,229,975
                                               -------------   -------------    -------------   -------------

(Loss) Income Before Income Taxes                    694,395      (6,333,201)       1,320,940      (7,269,312)

(Benefit from) Provision for Income Taxes            277,758      (2,188,359)         525,910      (2,590,886)
                                               -------------   -------------    -------------   -------------

   Net (Loss) Income                           $     416,637   $  (4,144,842)   $     795,030   $  (4,678,426)
                                               =============   =============    =============   =============


(Loss) Earnings Per Common Share               $         .07   $       (0.75)   $         .13   $       (0.85)
                                               =============   =============    =============   =============

Weighted Average Common
   Shares Outstanding                              6,147,779       5,525,079        6,148,440       5,503,601
                                               =============   =============    =============   =============









                 See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                        1997            1996
                                                        ----            ----
Operating Activities:
  Net Income                                       $    795,030    $ (4,678,426)
Adjustments to Reconcile Net Income to Net Cash:
  Depreciation and Amortization                         525,952       1,624,341
  Amortization of Restricted Stock Grants                21,714          62,164
  Interest on Loans Receivable for
    Excercised Stock Options                             (8,901)             --
  Deferred Taxes                                             --         467,915
  Loss on Disposition of Businesses                          --       6,229,975
  Changes in Assets and Liabilities:
  Restricted Cash                                     3,875,202              --
  Accounts Receivable                                 1,643,884      35,107,631
  Inventory                                            (940,346)     17,798,426
  Other Current Assets                                1,061,395        (370,394)
  Income Taxes Receivable                               814,310      (2,836,180)
  Other Assets                                           (4,410)        372,721
  Accounts Payable                                   (3,936,889)    (26,911,354)
  Accrued Expenses and Other Payables                (2,551,418)     (1,082,852)
  Other Long-Term Liabilities                                --         (32,291)
                                                   ------------    ------------

Net Cash - Operating                                  1,295,523      25,751,676
                                                   ------------    ------------

Investing Activities:
  Capital Expenditures                                 (784,038)     (1,161,766)
  Net Assets Held for Sale                              261,974       6,272,894
  Proceeds from disposals of land, buildings
    and Equipment                                     4,688,089              --
  Contingent purchase price on previous
    acquisition of a business                        (1,612,613)             --
                                                   ------------    ------------

Net Cash - Investing                                  2,553,412       5,111,128
                                                   ------------    ------------

Financing Activities:
  Payments of Notes Payable/Short Term Debt          (4,344,073)    (31,022,336)
  Payments on Long-Term Borrowings                     (875,038)        (43,998)
  Proceeds from Common Stock and Options                     --         288,853
  Sale of Treasury Stock                                     --          (8,333)
  Payments on Officers Loans Receivable
    for Exercised Stock Options                              --         235,290
                                                   ------------    ------------
Net Cash - Financing                                 (5,219,111)    (30,550,524)
                                                   ------------    ------------

Net Increase (Decrease) in Cash                      (1,370,176)        312,280
Cash - Beginning of Year                              1,721,922         499,144
                                                   ------------    ------------
Cash - End of Year                                 $    351,746    $    811,424
                                                   ============    ============



                 See Notes to Consolidated Financial Statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 1997


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