Form 10-Q
period 1997-12-31
DATAFLEX CORP
filed 1998-02-12
CIK 355735

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             -------------------


                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended         December 31, 1997  or
                                        --------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        ------------   ------------


                             -------------------


Commission File No. 0-15551

                              DATAFLEX CORPORATION
--------------------------------------------------------------------------------
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

As of February 11, 1998, there were 5,963,669 shares of the Registrant's Common Stock outstanding.

                              DATAFLEX CORPORATION
                                     INDEX

                                                                                             Page
                                                                                            Number
         PART I.          FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Consolidated Balance Sheets - December 31, 1997
                          (unaudited) and March 31, 1997                                      1

                          Consolidated Statements of Operations - Three
                          months and nine months ended December 31, 1997
                          and 1996 (unaudited)                                                2

                          Consolidated Statements of Cash Flows - Nine
                          months ended December 31, 1997 and 1996
                          (unaudited)                                                         3

                          Notes to Consolidated Financial Statements                         4-6

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                7-9

         PART II.         OTHER INFORMATION

                 Item 1.  Legal Proceedings                                                   10
                 Item 2.  Changes in Securities and Use of Proceeds                           10
                 Item 3.  Defaults Upon Senior Securities                                     10
                 Item 4.  Submission of Matters to a Vote of Security Holders                 10
                 Item 5.  Other Information                                                   10
                 Item 6.  Exhibits and Report on Form 8-K                                     11
                 Signatures                                                                   12
                 Exhibit Index                                                                13

                              DATAFLEX CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                               DECEMBER 31,           MARCH 31,
                                                   1997                  1997
                                                   ----                  ----
                                                (Unaudited)
                         ASSETS
Current Assets:
   Cash and Cash Equivalents                    $   101,105         $  1,721,922
   Restricted Cash                                        -            3,875,202
   Accounts Receivable, Net                      23,939,763           21,719,863
   Inventory, Net                                 6,110,110            5,489,153
   Net Assets Held for Sale                               -            3,800,063
   Income Taxes Receivable                                -            1,908,222
   Other Current Assets                           2,964,819            2,979,125
                                                -----------         ------------
Total Current Assets                             33,115,797           41,493,550

Property and Equipment, Net                       3,102,014            2,708,408
Other Assets                                        842,188              853,228
Deferred Tax Asset                                5,955,443            6,183,780
Assets Held for Sale - Long Term                          -            1,150,000
Goodwill                                          9,986,576            8,685,745
                                                -----------         ------------
   Total Assets                                 $53,002,018         $ 61,074,711
                                                ===========         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt            $ 1,563,287         $  1,730,362
   Short-Term Debt                               18,309,433           20,374,713
   Accounts Payable                               2,034,352            5,938,021
   Accrued Expenses and Other Payables            2,127,139            4,735,576
   Income Taxes Payable                             186,447                    -
                                                -----------         ------------
Total Current Liabilities                        24,220,658           32,778,672

Long-Term Debt                                    2,358,219            3,141,701
                                                -----------         ------------
    Total Liabilities                            26,578,877           35,920,373
                                                -----------         ------------

Commitments and Contingencies

Shareholders' Equity:
   Common Stock - No Par Value;
    Authorized 20,000,000 Shares; Issued
    5,961,169 Shares at December 31, 1997
    and March 31, 1997                           24,071,628           24,017,343
   Less:  Loans Receivable for Exercised
     Stock Options                                 (203,170)            (194,269)
   Retained Earnings                              3,158,161            1,934,742
                                                -----------         ------------
                                                 27,026,619           25,757,816
   Less:  Treasury Stock - At Cost;
    115,382 shares at December 31, 1997
    and March 31, 1997                             (603,478)            (603,478)
                                                -----------         ------------
Total Shareholders' Equity                       26,423,141           25,154,338
                                                -----------         ------------

Total Liabilities and Shareholders' Equity      $53,002,018         $ 61,074,711
                                                ===========         ============




                See Notes to Consolidated Financial Statements.

                              DATAFLEX CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      DECEMBER 31,                  DECEMBER 31,
                                                  1997          1996            1997           1996
                                                  ----          ----            ----           ----
Revenue
  Equipment                                    $35,867,525   $37,119,763     $99,156,319    $186,832,329
  Services                                       2,514,931     3,872,882       8,799,467      24,066,295
                                               -----------   -----------     -----------    ------------
                                                38,382,456    40,992,645     107,955,786     210,898,624
                                               -----------   -----------     -----------    ------------
Cost of Revenue
  Equipment                                     31,467,507    32,285,700      87,341,912     166,059,432
  Services                                       2,577,952     3,034,517       8,229,021      19,267,304
                                               -----------   -----------     -----------    ------------
                                                34,045,459    35,320,217      95,570,933     185,326,736
                                               -----------   -----------     -----------    ------------

   Gross Profit                                  4,336,997     5,672,428      12,384,853      25,571,888

Selling, General and Administrative Expenses     3,556,129     4,372,487       9,816,360      21,594,231
Amortization of Goodwill                           104,028       148,000         312,082         529,420
                                               -----------   -----------     -----------    ------------

   Operating Income                                676,840     1,151,941       2,256,411       3,448,237

Interest Expense, Net                              (37,167)      715,906         221,465       4,051,539
Loss on Dispositions of Businesses                       -             -               -       6,229,975
                                               -----------   -----------     -----------    ------------
(Loss) Income Before Income Taxes                  714,007       436,035       2,034,946      (6,833,277)

(Benefit from) Provision for Income Taxes          285,617       178,774         811,527      (2,412,112)
                                               -----------   -----------     -----------    ------------

   Net Income (Loss)                           $   428,390   $   257,261     $ 1,223,419    $ (4,421,165)
                                               ===========   ===========     ===========    ============
Basic (Loss) Earnings Per Common Share -
   Net Income                                  $      0.07   $      0.04     $      0.21    $      (0.78)
                                               ===========   ===========     ===========    ============
Diluted (Loss) Earnings Per Common Share -
   Net Income                                  $      0.07   $      0.04     $      0.20    $      (0.78)
                                               ===========   ===========     ===========    ============
Basic Weighted Average Common
   Shares Outstanding                            5,961,169     5,729,060       5,961,169       5,644,341
Effect of dilutive options                         253,915        78,415         220,763               -
Diluted Weighted Average Common
   Shares Outstanding                            6,215,084     5,807,475       6,181,432       5,644,341
                                               ===========   ===========     ===========    ============





                See Notes to Consolidated Financial Statements.

                            DATAFLEX CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                             NINE MONTHS ENDED DECEMBER 31,
                                                 1997                1996
                                                 ----                ----
Operating Activities:
  Net Income (Loss)                          $ 1,223,419        $ (4,421,165)
Adjustments to Reconcile Net Income
  to Net Cash:
  Depreciation and Amortization                  833,567           1,977,272
  Deferred Taxes                                 228,337              41,293
  Loss on Disposition of Businesses                    -           6,229,975
  Amortization of Restricted Stock Grants         54,285              62,164
  Interest on Loans Receivable for Exercised
    Stock Options                                 (8,901)                  -
  Changes in Assets and Liabilities:
  Restricted Cash                              3,875,202                   -
  Accounts Receivable                         (2,219,900)         34,598,091
  Inventory                                     (620,957)         17,075,803
  Other Current Assets                            14,307          (2,306,980)
  Other Assets                                    (4,710)           (178,810)
  Accounts Payable                            (3,903,671)        (39,131,340)
  Accrued Expenses and Other Payables         (2,608,437)         (3,637,109)
  Income Taxes Receivable and Payable          2,094,669          (1,836,180)
  Other Long-Term Liabilities                          -            (224,627)
                                             -----------        ------------

Net Cash - Operating                          (1,042,790)          8,248,387
                                             -----------        ------------

Investing Activities:
  Proceeds from disposals of land, buildings
    and equipment                              4,950,063          45,229,410
  Capital Expenditures                          (899,643)         (1,477,063)
   Payment of contingent purchase price of a
     previous acquisition of a business       (1,612,613)                  -
                                             -----------        ------------

Net Cash - Investing                           2,437,807          43,752,347
                                             -----------        ------------

Financing Activities:
  Proceeds (Payments) from Issuance of Notes  (2,065,277)        (52,427,490)
  Payments on Long-Term Borrowings              (950,557)           (159,896)
  Proceeds from Common Stock and Options               -             288,853
  Sale of Treasury Stock                               -              (8,333)
  Payments on Officers Loans Receivable
    for Exercised Stock Options                        -             235,290
                                             -----------        ------------

Net Cash - Financing                          (3,015,834)        (52,071,576)
                                             -----------        ------------

Net Increase (Decrease) in Cash               (1,620,817)            (70,842)
Cash - Beginning of Year                       1,721,922             499,144
                                             -----------        ------------
Cash - End of Year                           $   101,105        $    428,302
                                             ===========        ============







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

B)  EARNINGS PER SHARE

For the period ending December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which requires disclosure of basic and diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares outstanding, excluding the dilutive effects of stock options and other potentially dilutive securities to determine basic earnings per share. Diluted earnings per share is calculated reflecting all dilutive options and warrants. The adoption of this new standard had an immaterial impact on basic and diluted earnings per share for the three and nine month periods ending December 31, 1997 and 1996. All prior period disclosures have been restated to conform to the current presentation.

Options to purchases 349,700 and 600,020 shares of common stock at prices ranging from $4 to $8.50 per share were outstanding during 1997 and 1996, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on various dates ranging from October 10, 2000 through August 6, 2007, were still outstanding at December 31, 1997 and 1996.

C)  ACQUISITIONS OF BUSINESSES

In September 1997, the Company paid $1.6 million to National Data Products Inc. ("NDP"), formerly a computer reseller that was acquired by the Company in January 1995. The payment related to resolution of the contingent purchase price under the acquisition agreement and is included in Goodwill.

D)  DISPOSITION OF BUSINESSES

On April 18, 1997, the Company completed the sale of certain assets of its Kindergarten through 12th Grade Education division (the "Education Division") to Computer Plus, Inc. ("Computer Plus") for approximately $4,300,000, including a $150,000 escrow pending the future settlement of contingencies as described in the agreement. The estimated fair market value of the net assets were included in "Assets Held for Sale" in the March 31, 1997 Consolidated Balance Sheet. The proceeds from the sale were used to reduce the Company's short term debt. The Company recorded a loss on impairment of $2,941,185 related to this transaction primarily due to the write off of Goodwill of $5,864,000 attributable to the Education Division. The loss is included in the Consolidated Statement of Operations for the year ended March 31, 1997. The Education Division recorded revenues of $4,242,581 for the three months ended December 31, 1996.

In October 1996, the Company completed the sale of substantially all the assets and the transfer of certain liabilities of its Eastern and Midwestern regional operations (located in Edison, New Jersey, New York, New York, Bensenville, Illinois and Milwaukee, Wisconsin) to Ameridata of New Jersey, Inc. for $42,300,000 in cash, after reconciliation in accordance with the asset purchase agreement, and $1,900,000 in accounts receivable from the Midwestern and Eastern regional operations. The cash proceeds were used to reduce the Company's revolving line of credit (the "Line of Credit")with NationsCredit Commercial Corporation of America ("NationsCredit") and NationsBank, N.A. (South) ("NationsBank"). The loss on this transaction of $8,978,970 is included in the Consolidated Statement of Operations for the year ended March 31, 1997. The Eastern and Midwestern regions had no revenues recorded for the three months ended December 31, 1996.

In July 1996, the Company completed the sale of substantially all the assets and the transfer of substantially all the liabilities of its Valtron division for $2,900,000 in cash, $750,000 in forgiveness of a note payable and the receipt of a three-year note of $850,000, bearing interest at 9% per annum. No revenues were recorded for the Valtron division for the three months ended December 31, 1996.

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

E)   LOSS ON IMPAIRMENT OF ASSETS

The Company also recorded a loss on impairment of $339,040 on the proposed sale of certain land and buildings in the fourth quarter of fiscal 1997. In August 1997, the Company completed the sale of its headquarters located in Clearwater, Florida for approximately $1.0 million dollars and $150,000 in deferred rent expense. The $1.0 million was used to retire the Company's existing mortgage on the property. The estimated fair market value of the net assets to be disposed was included in the "Assets Held for Sale - Long Term" at March 31, 1997. The loss on impairment was included in Consolidated Statement of Operations for the year ended March 31, 1997.

F)  CREDIT FACILITY

In December 1996, the Company entered into a two year $38,000,000 credit facility with NationsCredit and NationsBank, which replaces its former $120,000,000 credit facility with another bank. The new facility reduces interest rates the Company is paying for its working capital loans. The structure of the short-term debt includes the Line of Credit and an inventory financing agreement.

G)  CONTINGENCIES

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to total revenues of the items listed in the Company's Consolidated Statement of Operations:



                                               Three Months Ended               Nine Months Ended
                                                 December 31,                     December 31,
                                               1997          1996               1997          1996
                                               ----          ----               ----          ----
Revenue                                       100.0%        100.0%             100.0%        100.0%
Cost of Revenue                                88.7%         86.2%              88.5%         87.9%
                                              -----         -----              -----         -----
Gross Profit                                   11.3%         13.8%              11.5%         12.1%
Selling, General and Administrative Expenses    9.3%         10.7%               9.1%         10.2%
Amortization of Goodwill                        0.3%          0.4%               0.3%          0.3%
                                              -----         -----              -----         -----
Operating Income                                1.7%          2.7%               2.1%          1.6%
Interest Expense, Net                          -0.1%          1.7%               0.2%          1.9%
Loss on Disposition of Businesses               0.0%          0.0%               0.0%          2.9%
                                              -----         -----              -----         -----
(Loss) Income Before Income Taxes               1.8%          1.0%               1.9%         -3.2%
Income Taxes                                    0.7%          0.4%               0.8%         -1.1%
                                              -----         -----              -----         -----
Net (Loss) Income                               1.1%          0.6%               1.1%         -2.1%
                                              -----         -----              -----         -----


Revenues decreased by $2,610,189 or 6.4%, to $38,382,456 for the three months ended December 31, 1997 as compared to $40,992,645 for the three months ended December 31, 1996. For the nine months ended December 31, 1997, revenues decreased by $102,942,838 or 48.8% to $107,955,786, as compared with
$210,898,624 for the nine months ended December 31, 1996. The decrease in revenues is due primarily to the sale of the Midwestern and Eastern regions operations in October 1996 and the sale of the Education Division in April 1997. On a comparable basis, excluding revenues for the Midwestern and Eastern regions and the Education Division, revenues increased by $1,636,207, or 4.5% and $19,517, or less than .1%, for the three months and nine months ended December 31, 1997, as compared to the three and nine months ended December 31, 1996.

Gross Profit decreased by $1,335,431, or 23.5%, to $4,336,997 for the three months ended December 31, 1997 as compared to $5,672,428 for the three months ended December 31, 1996. For the nine months ended December 31, 1997, gross profit decreased by $13,187,035 or 51.6% to $12,384,853 as compared to $25,571,888 for the nine months ended December 31, 1996. On a comparable basis, excluding the Midwestern and Eastern regions and the Education Division from 1996 results, gross profit increased by $182,377 or 4.4% and $184,990 or 1.5% for the three and nine month periods ended December 31, 1997 as compared to the three and nine months ended December 31, 1996.

As a percentage of revenues, gross profit was 11.3% and 11.5%, respectively, for the three and nine months ended December 31, 1997 as compared to 13.8% and 12.1% for the three and nine months ended December 31, 1996. The decrease in gross profit, as a percentage of sales, for the three months ended December 31, 1997 is primarily due to the sale of the Education division, which contributed a high gross margin percentage. Gross margins also decreased due to a decline in service revenues, which yield a higher gross margin percentage. On a comparable basis, excluding the Midwestern and Eastern regions and the Education Division, the gross profit percentage was 11.3% and 11.5%, respectively, for the three and nine months ended December 31, 1997 as compared to 11.3% for the three and nine months ended December 31, 1996.

Selling, general and administrative expenses decreased by $816,358 or 18.7%
and $11,777,871 or 54.5% to $3,556,129 and $9,816,360, respectively for the three and nine months ended December 31, 1997 as compared to $4,372,487 and
$21,594,231 for the three and nine months ended December 31, 1996.   This
decrease primarily relates to the sale of the Midwestern and Eastern regions in October 1996 and the sale of the Education Division in April 1997. As a percentage of revenues, selling, general and administrative expenses were 9.3% and 9.1%, respectively, for the three and nine months ended December 31, 1997, as compared to 10.7% and 10.2% for the three and nine months ended December 31, 1996. The decrease in selling, general and administrative expenses as a percentage of revenues reflects lower corporate overhead following the sales of the Midwestern and Eastern regions and the Education Division.

Amortization of goodwill decreased by $43,972 or 29.7% and $217,338 or 41.1% to $104,028 and $312,082, respectively, for the three and nine months ended December 31, 1997 as compared to $148,000 and $529,420 for the three and nine months ended December 31, 1996, primarily due to the dispositions of the Midwestern region and the Education Division.

Net interest expense decreased by $753,073 or 105.2% and $3,830,074 or 94.5% to ($37,167) and $221,465, respectively, for the three and nine months ended December 31, 1997, as compared to $715,906 and $4,051,539 for the three and nine months ended December 31, 1996. The decrease primarily relates to reduced average borrowings resulting from the reduction of debt from the use of the proceeds of the sales of the Midwestern and Eastern regions and the Education Division and a reduction in interest rates. The Company also received $124,000 in interest income from an income tax refund it received during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company used approximately $1.0 million of cash flow to fund continuing operations. As of December 31, 1997, $16.2 million was outstanding under the Company's line of credit with NationsBank, N.A. (South) and NationsCredit Commercial Corporation of America (the "Line of Credit"). The Line of Credit currently provides that the Company may borrow up to $38.0 million at the London InterBank Offering interest rate ("LIBOR") plus 2 1/2% per annum. The Line of Credit has an initial term through December 17, 1998, and borrowings under the Line of Credit are collateralized by most of the Company's inventory and accounts receivable.

During the nine months ended December 31, 1997, investing activities provided $4.1 million, net, from the sale of the Education Division. The funds were received in April 1997 and were used to further reduce the balance under the Line of Credit. The Company retained and collected approximately $2.8 million in accounts receivable in connection with the sale of the Education Division. Additionally, in May 1997, the Company received approximately $3.8 of the $5.0 million escrowed funds relating to the sale of the Company's Midwestern and Eastern regions, which were used to further decrease amounts outstanding under the Line of Credit, which were used to decrease amounts outstanding under the Line of Credit. The Company also received $1.9 million in accounts receivable generated by the former Midwestern and Eastern regions, approximately $740,000 of which had been collected as of December 31, 1997.

During the nine months ended December 31, 1997, cash used in investing activities of $1.6 million reflects cash used for the payment of contingent purchase price on a previous acquisition of a business. The Company also used $900,000 for capital expenditures in support of the Company's growth. The Company has no material commitments for capital expenditures for the year ending March 31, 1998.

Net cash used in financing activities during the nine months ended December 31, 1997 was $3.0 million, resulting primarily from a decrease in short term debt of $2.1 million resulting from the use of proceeds from the dispositions of the Company's Education Division and the Midwestern and Eastern regions.
In August 1997, the Company completed the sale of its headquarters in Clearwater, Florida for approximately $1.0 million in cash and $150,000 in credit for future rent expense. The cash was used to retire the Company's existing mortgage on the property.

The Company believes that the cash flow from operations and borrowings under the Line of Credit, or other credit facilities that may become available to the Company in the future, will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company's estimate of the period of time the cash flow from operations and borrowings under the Line of Credit will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties, as noted at the beginning of this statement.

                            DATAFLEX  CORPORATION

           PART II.         OTHER INFORMATION

                 ITEM 1.  LEGAL PROCEEDINGS
                 None.

                 ITEM 2.  CHANGES IN SECURITIES
                 None.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                 None.

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.

                 ITEM 5.  OTHER INFORMATION
                 None.

         ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


             (a)      Exhibits

                        27       Financial Data Schedule (for SEC use only)

             (b)      Report on Form 8-K

                      No reports were filed on Form 8-K during the quarter for which this report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 12, 1998


                                        DATAFLEX CORPORATION


                                        By:     /s/Richard C. Rose
                                                -------------------------------
                                                Richard C. Rose
                                                Chief Executive Officer


                                        By:     /s/Anthony G. Lembo
                                                -------------------------------
                                                Anthony G. Lembo
                                                President, Chief Operating
                                                Officer And Chief Financial
                                                Officer

                                EXHIBIT INDEX





EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  27                    Financial Data Schedule (for SEC use only)